Form 10-Q
period 1996-04-30
GRANITE DEVELOPMENT PARTNERS LP
filed 1996-06-10
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D. C.  20549
                                  - - - - - - - - - - - - -
                                           FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended      April 30, 1996


                                  OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from             to


Commission file number 033-80104


                           GRANITE DEVELOPMENT PARTNERS, L.P.
                 (Exact name of registrant as specified in its charter)


         Delaware                         34-1754061
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)


10800 Brookpark Road     Cleveland, Ohio              44130
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    216-267-1200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X       NO


PART I.  FINANCIAL INFORMATION

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS
                                         April 30,               January 31,
                                           1996                     1996
                                        ----------               -----------
                                        (Unaudited)
ASSETS

LAND                                    $11,569,615               $11,567,790
LAND IMPROVEMENTS                           787,757                   711,034
                                        -----------               -----------
                                         12,357,372                12,278,824

RESTRICTED CASH EQUIVALENTS               3,951,000                 1,308,453

MORTGAGE NOTES RECEIVABLE                 4,071,151                 4,413,089

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                         23,422,786                22,686,561

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $1,088,977 at April 30, 1996 and
    $973,515 at January 31, 1996          1,166,724                 1,282,186

  Organization costs, net of
    accumulated amortization of
    $327,033 at April 30, 1996 and
    $287,034 at January 31, 1996            421,084                   461,083

  Cash                                       97,000                 3,635,578

  Interest receivable                     4,280,402                 3,701,612

  Administrative fee receivable              15,000                         -
                                        -----------               -----------
                                          5,980,210                 9,080,459
                                        -----------               -----------
                                        $49,782,519               $49,767,386
                                        ===========               ===========

LIABILITIES, WARRANTS,
PARTNERS' SPECIAL UNITS
& PARTNERS' DEFICIT

SENIOR NOTES PAYABLE                     $36,000,000             $36,000,000
MORTGAGE NOTES PAYABLE                     5,010,025               5,110,025
LOAN PAYABLE - SUNRISE                       921,768                 731,768
OTHER LIABILITIES
        Accounts payable                      58,168                 133,935
        Accrued fees, partners               201,630                 173,220
        Accrued interest                   1,971,173                 971,116
        Accrued real estate taxes            182,228                 281,885
        Deposits                           1,644,886               1,618,514
        Deferred income                    3,863,086               3,368,908
                                         -----------             -----------
                                           7,921,171               6,547,578

WARRANTS (TEMPORARY)                       1,000,080               1,000,080

PARTNERS' EQUITY (DEFICIT)

        Partners' special units            9,000,000               9,000,000
        Partners' deficit                (10,070,525)             (8,622,065)
                                         -----------              ----------
                                          (1,070,525)                377,935
                                         -----------              ----------
                                         $49,782,519             $49,767,386
                                         ===========             ===========

See notes to financial statements.

                        GRANITE DEVELOPMENT PARTNERS, L.P.
                         (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                   Three Months Ended
                                       April 30,
                                ---------------------------
                                   1996            1995
                                -----------     -----------
REVENUES
  Sales of developed property   $         -     $         -
  Cost of sales                           -               -
                                -----------     -----------
                                          -               -

  Interest                          183,203         157,465
  Other                              15,543          19,133
                                -----------     -----------
                                    198,746         176,598
                                -----------     -----------

EXPENSES
  Interest                        1,114,441         992,546
  Fees, partners                    201,630         246,318
  Real estate taxes                  97,503         164,135
  Operating and other                65,934          31,325
  Amortization                      155,461         148,469
                                -----------     -----------
                                  1,634,969       1,582,793
                                -----------     -----------
                                 (1,436,223)     (1,406,195)

  Income (loss) from joint
    ventures                        (12,237)         29,298
                                -----------     -----------
NET LOSS                        $(1,448,460)    $(1,376,897)
                                ===========     ===========

See notes to financial statements.

                      GRANITE DEVELOPMENT PARTNERS, L.P.
                       (A Delaware Limited Partnership)
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                               Sunrise    FC-Granite,
                               Land Co.      Inc.        Total
                              --------  ------------  ------------
Balance at November 15, 1993  $      -  $          -  $          -
  (inception)

Initial capital contribution       100           300           400

Capital contribution                 -     1,000,000     1,000,000

Reduction of partners' equity
  related to contribution
  of land                            -    (3,137,082)   (3,137,082)

Reduction of partners' equity
  related to purchase of land
  from Sunrise                       -    (1,350,227)   (1,350,227)

Net loss                             -      (863,561)     (863,561)
                              --------  ------------  ------------
Balance at January 31, 1994        100    (4,350,570)   (4,350,470)

Distribution of interest on
  special units                      -      (963,870)     (963,870)

Net loss                       (35,352)   (3,499,845)   (3,535,197)
                              --------  ------------  ------------
Balance at January 31, 1995    (35,252)   (8,814,285)   (8,849,537)

Net income                       2,275       225,197       227,472
                              --------  ------------  ------------
Balance at January 31, 1996    (32,977)   (8,589,088)   (8,622,065)

Net loss for the three months
  ended April 30, 1996         (14,485)   (1,433,975)   (1,448,460)
                              --------  ------------  ------------
Balance at April 30, 1996
  (unaudited)                 $(47,462) $(10,023,063) $(10,070,525)
                              ========  ============  ============

See notes to financial statements.

                         GRANITE DEVELOPMENT PARTNERS, L.P.
                          (A Delaware Limited Partnership)
                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                    Three Months Ended
                                                       April 30,
                                                --------------------------
                                                    1996           1995
                                                -----------   ------------
Cash Flow from Operating Activities:
  Net loss                                      $(1,448,460)  $ (1,376,897)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
         Amortization                               155,461        148,469
         Loss (income) from joint ventures           12,237        (29,298)
  Changes in operating assets and liabilities:
         Increase in land and land improvements     (78,548)      (181,543)
         (Increase) decrease in restricted
           cash equivalents                      (2,642,547)     3,957,780
         Decrease in mortgage notes receivable      341,938        397,937
         Increase in interest receivable           (578,790)      (542,839)
         Increase in development fee receivable           -        (86,733)
         Increase in administrative
           fee receivable                           (15,000)       (18,750)
         Decrease in accounts payable               (75,767)       (57,702)
         Increase in accrued fees, partner           28,410        246,318
         Increase in accrued interest             1,000,057        973,586
         (Decrease) increase in accrued
           real estate taxes                        (99,657)       151,951
         Increase in deposits                        26,372          5,000
         Increase in deferred income                494,178        502,693
                                                -----------   ------------
         Net cash (used in) provided by
           operating activities                  (2,880,116)     4,089,972
                                                -----------   ------------

Cash Flow from Investing Activities:
  Investments in and advances to affiliates        (748,462)    (4,431,500)
                                                -----------   ------------
         Net cash used in investing activities     (748,462)    (4,431,500)
                                                -----------   ------------

Cash Flow from Financing Activities:
  Proceeds from loan payable - Sunrise              190,000              -
  Repayment of mortgage notes payable              (100,000)      (100,000)
                                                -----------   ------------
         Net cash provided by (used in)
           financing activities                      90,000       (100,000)
                                                -----------   ------------
Decrease in cash                                 (3,538,578)      (441,528)
Cash at beginning of the period                   3,635,578        552,074
                                                -----------   ------------
Cash at end of the period                       $    97,000   $    110,546
                                                ===========   ============

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
                  Interest                      $   114,384   $     18,960
                  Real estate taxes             $   197,160   $     12,184

See notes to financial statements.

                         GRANITE DEVELOPMENT PARTNERS, L.P.
                         (A Delaware Limited Partnership)
                    NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A -         FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's January 31, 1996 Form 10-K Annual Report.

NOTE B -         PARTNERS' SPECIAL UNITS

Until the senior notes payable are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes.

Interest earned on the partners' special units amounted to $243,675 for the three months ended April 30, 1996 and has not been distributed. As of January 31, 1996, $1,183,178 of the interest earned on the special units remained undistributed. Total interest earned of $1,426,853 as of April 30, 1996 will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE C -         MORTGAGE NOTES PAYABLE

The Partnership entered into mortgage notes payable aggregating $1,010,025 and $1,110,025 at April 30, 1996 and January 31, 1996,
respectively, to purchase certain properties. Amounts borrowed of $842,940 bear interest at a fixed rate of 8% per annum and $167,085 bears interest at two percent (2%) in excess of the prime rate (8.25% at April 30, 1996). The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

The Partnership holds a mortgage note payable aggregating
$4,000,000 at April 30, 1996 and January 31, 1996. The note bears interest at 1.5% in excess of the prime rate and matures on June
12, 1997.  The note is collateralized by a mortgage on the 194th
Street Property.

NOTE D -         TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the three months ended April 30, 1996 were $179,967. Outstanding fees of $67,582 as of January 31, 1996, were paid during the three month period ended April 30, 1996.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the three months ended April 30, 1996 were $11,554. Outstanding fees of $56,340 as of January 31, 1996, were paid during the three month period ended April 30, 1996.

In addition, accrued real estate commissions to FC-Granite were $10,109 for the three months ended April 30, 1996. Outstanding commissions of $49,298 as of January 31, 1996, were paid during the three month period ended April 30, 1996.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned as of April 30, 1996 totalled $15,000.

In addition, the Partnership is to receive a commission equal to 1% of gross sales, as defined in the Amended and Restated Silver Canyon Partnership agreement, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. No commissions were earned during the three month period ended April 30, 1996.

The Partnership has advanced $20,191,660 at April 30, 1996 and $19,443,198 at January 31, 1996 to its joint ventures. Total interest earned on the advances amounted to $494,178 and $1,883,707 for the three months ended April 30, 1996 and for the year ended January 31, 1996, respectively, in addition to $873,157 earned in prior years. The Partnership repaid $37,550 and $3,174,603 was originally recorded as deferred income. No interest was recognized as income for the three months ended April 30, 1996. For the year ended January 31, 1996, $87,084 was recognized as income.

During the three months ended April 30, 1996, Sunrise loaned the Partnership an additional $190,000 to fund additional development expenditures. Total funds advanced of $921,768 bear interest at 10% and will be paid back when excess funds are available.

Included in restricted cash equivalents and deposits at April 30, 1996 and January 31, 1996 is $1,118,886 and $1,102,514,
respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

NOTE E -         INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at April 30, 1996 and January 31, 1996, were $1,249,880 and $1,301,245, respectively, and in Eaton Estate Partnership at April 30, 1996 and January 31, 1996, were $1,979,263 and $1,940,135, respectively.

The Partnership has also advanced $20,191,660 at April 30, 1996 and $19,443,198 at January 31, 1996 to the partnerships and committed to contribute, either in the form of a capital contribution or a loan, an amount equal to $25,750,000 to Silver Canyon Partnership. Pursuant to the Amended and Restated Partnership Agreement for Silver Canyon Partnership, funds advanced to Silver Canyon Partnership as of January 31, 1996, bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.25% at April 30, 1996). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%).

For the three months ended April 30, 1996, the Silver Canyon Partnership generated a net loss of $154,109 primarily attributable to overhead costs, administrative fees and amortization of mortgage procurement costs. Of this amount, $51,365 has been recorded by the Partnership under the equity method. For the year ended January 31, 1996, the Silver Canyon Partnership generated income of $615,625, of which $338,594 has been recorded by the Partnership under the equity method.

For the three months ended April 30, 1996, the Eaton Estate Partnership generated net income of $130,427. Of this amount, $39,128 has been recorded by the Partnership under the equity method. For the year ended January 31, 1996, the Eaton Estate Partnership generated income of $1,462,021 primarily from the proceeds from sales of developed property offset by real estate taxes, commissions, interest and other miscellaneous expenses, of which $438,606 has been recorded by the Partnership under the equity method.

NOTE F -         JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon
Partnership:
                                  Three Months Ended
                                        April 30,
                             --------------------------
                                  1996          1995
                             -----------    -----------
REVENUES
  Operating income           $    41,712    $         -

EXPENSES
  Interest expense                     -            553
  Fees, partners                  30,000         18,750
  Commissions                          -              -
  Legal and professional          14,773              -
  Travel and entertainment         7,277         11,117
  Real estate taxes                    -              -
  Operating and other            107,684         77,039
  Depreciation and amortization   36,087          4,630
                             -----------    -----------
                                 195,821        112,089
                             -----------    -----------
NET LOSS                     $  (154,109)   $  (112,089)
                             ===========    ===========

        The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the three months ended April 30, 1996 were of a normal recurring nature. Results of operations for the three months ended April 30, 1996 are not necessarily indicative of results of operations which may be expected for the full year.

        The following discussion and analysis of Granite Development Partners, L.P. should be read in conjunction with the audited financial statements as of January 31, 1996 contained in the Form
10-K Annual Report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition

Results of Operations

        The Partnership recorded no sales for the three months ended April 30, 1996 and 1995. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $962,798 for the three months ended April 30, 1996 versus sales of $2,574,733 for the three months ended April
30, 1995. Sales of land and related earnings vary from period to period, depending on management's decisions regarding the disposition of significant land holdings.

        As of April 30, 1996, the following significant sales were under contract: the 6.3 acre oceanfront portion of 194th Street in Miami Beach, Florida for $8,000,000; 5.4 acres of the North Olmsted Industrial Park for $280,900; a thirteen acre cluster parcel of the West Grove development in Olmsted Falls, Ohio for $902,000; five parcels of the Silver Canyon development in Henderson, Nevada for $16,834,861; and 67 sublots in the Eaton Estate subdivision for $3,066,213. None of the contracts are guaranteed to close.

        Interest income totalled $183,203 for the three months ended April 30, 1996 versus $157,465 for the three months ended April 30, 1995. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred. The increase in interest income is due to higher average restricted cash balances available to invest in short-term investments.

        For the three months ended April 30, 1996 and 1995, the Partnership reported net losses of $1,448,460 and $1,376,897, respectively. The increase in net loss is due to an increase in interest expense. The increase in interest expense is a result of the addition of the mortgage note payable on the 194th Street property for $4,000,000 subsequent to the period ended April 30, 1995. The note bears interest at 1.5% in excess of the prime rate.

Financial Condition and Liquidity

        Net cash used by operating activities was $2,880,116 for the three months ended April 30, 1996 versus net cash provided of $4,089,972 for the three months ended April 30, 1995. During the three month period ended April 30, 1996, the Partnership maintained excess sales proceeds received in short-term commercial paper investments. The restricted cash, which is reserved for development purposes, will be used to fund development expenses of the Partnership and the joint ventures as needed. The net cash provided for the three months ended April 30, 1995, was the result of decreases in restricted cash equivalents. The Partnership used the funds provided by the restricted cash to fund the Silver Canyon Partnership activities during the period and additional development expenditures of the Partnership.

        Net cash used in investing activities was $748,462 and $4,431,500 for the three months ended April 30, 1996 and 1995, respectively. The decrease in funds advanced to the Silver Canyon Partnership for the three months ended April 30, 1996, is due to the ability of the Silver Canyon Partnership to draw funds from the underground improvement loan with General Motors Acceptance Corporation - Residential Funding Corporation (GMAC). The loan did not close until June 9, 1995 and therefore the Partnership advanced funds of $4,431,500 for the three months ended April 30, 1995.

        Net cash provided by financing activities was $90,000 for the three month period ended April 30, 1996 versus net cash used of $100,000 for the three month period ended April 30, 1995. The net cash provided as of April 30, 1996 was the result of additional funds advanced from Sunrise Land Company to the Partnership to fund additional development expenditures offset by the scheduled principal payment of $100,000 on a pre-existing mortgage note. The net cash used for the three month period ended April 30, 1995 was the result of the scheduled principal payment of $100,000 on the mortgage note.

        The Partnership had adequate funds available to make the first semi-annual payment of interest on the Senior Notes on May 15, 1996. Short-term external financing has been pursued to provide the funds necessary for the development of the Fairfax Meadows development located in Medina, Ohio. The Partnership has received formal commitment from an Akron, Ohio based bank for a $1,600,000 loan which would be used to provide financing for land development.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits - none.

        (b) A Form 8-K was filed during the quarter for which this report is filed reporting the sale of a portion of the Partnership's interest in the Silver Canyon Partnership. The date of the report was January 30, 1996.

                                SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Granite Development Partners, L.P.
                                       ----------------------------------
                                                (Registrant)

Date:    6/10/96                       /s/ Robert F. Monchein
     ------------------                ----------------------------
                                       President
                                       FC-Granite, Inc., the general partner
                                       of Granite Development Partners, L.P.

Date:    6/10/96                       /s/ Mark A. Ternes
     ------------------                ----------------------------
                                       Controller
                                       FC-Granite, Inc., the general partner
                                       of Granite Development Partners, L.P.