Form 10-Q
period 1996-07-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1996-09-10
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                               - - - - - - - - - - - - -
                                      FORM 10-Q


(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  July 31, 1996


OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transition period from__________ to __________


Commission file number 033-80104


GRANITE DEVELOPMENT PARTNERS, L.P.
- -----------------------------------------------------
(Exact name of registrant as specified in its charter)


          Delaware                      34-1754061
- ----------------------------       -------------------
(State or other jurisdiction       (I. R. S. Employer
of incorporation or organization)  Identification No)


10800 Brookpark Road      Cleveland, Ohio              44130
- -----------------------------------------             ---------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  216-267-1200
                                                    ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                        ----     ----

PART I.  FINANCIAL INFORMATION

               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
                         BALANCE SHEETS


                                     July 31,     January 31,
                                       1996           1996
                                  -----------    -----------
                                  (Unaudited)
ASSETS

LAND                               $11,521,443    $11,567,790
LAND IMPROVEMENTS                    1,075,066        711,034
                                   -----------    -----------
                                    12,596,509     12,278,824

RESTRICTED CASH EQUIVALENTS          4,011,408      1,308,453

MORTGAGE NOTES RECEIVABLE            3,745,066      4,413,089

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                    23,941,692     22,686,561

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $1,205,065 at July 31, 1996 and
    $973,515 at January 31, 1996     1,067,636      1,282,186

  Organization costs, net of
    accumulated amortization of
    $367,921 at July 31, 1996 and
    $287,034 at January 31, 1996       380,196        461,083

  Cash                                 235,894      3,635,578

  Interest receivable                4,900,907      3,701,612

  Administration fee receivable         40,000              -
                                   -----------    -----------
                                     6,624,633      9,080,459
                                   -----------    -----------
                                   $50,919,308    $49,767,386
                                   ===========    ===========

LIABILITIES, WARRANTS,
PARTNERS' SPECIAL UNITS
& PARTNERS' DEFICIT


SENIOR NOTES PAYABLE               $36,000,000    $36,000,000
MORTGAGE NOTES PAYABLE               4,864,269      5,110,025
LOAN PAYABLE - SUNRISE                 921,768        731,768
OTHER LIABILITIES
     Accounts payable                  222,910        133,935
     Accrued fees, partners            519,145        173,220
     Accrued interest                1,029,409        971,116
     Accrued real estate taxes         165,688        281,885
     Deposits                        3,929,728      1,618,514
     Deferred income                 4,232,598      3,368,908
                                   -----------     ----------
                                    10,099,478      6,547,578

WARRANTS  (TEMPORARY)                1,000,080      1,000,080

PARTNERS' EQUITY (DEFICIT)

     Partners' special units         9,000,000      9,000,000
     Partners' deficit             (10,966,287)    (8,622,065)
                                   -----------     ----------
                                    (1,966,287)       377,935
                                   -----------     ----------
                                   $50,919,308    $49,767,386
                                   ===========    ===========

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                         Three Months Ended              Six Months Ended
                              July 31,                      July 31,
                    --------------------------    --------------------------
                        1996           1995           1996           1995
                    -----------    -----------    -----------    -----------
REVENUES
  Sales of developed
    property        $    67,000    $         -    $    67,000    $         -
  Cost of sales         (47,702)       (21,016)       (47,702)       (21,016)
                    -----------    -----------    -----------    -----------
                         19,298        (21,016)        19,298        (21,016)

  Interest              303,097        152,445        486,300        309,910
  Commission             58,064              -         58,064              -
  Other                  60,593         19,601         76,136         38,734
                    -----------    -----------    -----------    -----------
                        441,052        151,030        639,798        327,628
                    -----------    -----------    -----------    -----------
EXPENSES
  Interest            1,134,965      1,105,630      2,249,406      2,098,176
  Fees, partners        317,515        230,875        519,145        477,193
  Real estate taxes      43,531        164,136        141,034        328,271
  Operating and
    other                58,106        272,977        124,040        304,302
  Amortization          156,976        152,971        312,437        301,440
                    -----------    -----------    -----------    -----------
                      1,711,093      1,926,589      3,346,062      3,509,382
                    -----------    -----------    -----------    -----------
                     (1,270,041)    (1,775,559)    (2,706,264)    (3,181,754)

Income (loss) from
   joint ventures       374,279       (130,054)       362,042       (100,756)
                    -----------    -----------    -----------    -----------
NET LOSS            $  (895,762)   $(1,905,613)   $(2,344,222)   $(3,282,510)
                    ===========    ===========    ===========    ===========

See notes to financial statements.

               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
           STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                              Sunrise    FC-Granite,
                              Land Co.      Inc.          Total
                              --------  ------------  ------------
Balance at November 15, 1993  $      -  $          -  $          -
  (inception)

Initial capital contribution       100           300           400

Capital contribution                 -     1,000,000     1,000,000

Reduction of partners' equity
  related to contribution
  of land                            -    (3,137,082)   (3,137,082)

Reduction of partners' equity
  related to purchase of land
  from Sunrise                       -    (1,350,227)   (1,350,227)

Net loss                             -      (863,561)     (863,561)
                              --------  ------------  ------------
Balance at January 31, 1994        100    (4,350,570)   (4,350,470)

Distribution of interest on
  special units                      -      (963,870)     (963,870)

Net loss                       (35,352)   (3,499,845)   (3,535,197)
                              --------  ------------  ------------
Balance at January 31, 1995    (35,252)   (8,814,285)   (8,849,537)

Net income                       2,275       225,197       227,472
                              --------  ------------  ------------
Balance at January 31, 1996    (32,977)   (8,589,088)   (8,622,065)

Net loss for the six months
  ended July 31, 1996
  (unaudited)                  (23,442)   (2,320,780)   (2,344,222)
                              --------  ------------  ------------
Balance at July 31, 1996
  (unaudited)                 $(56,419) $(10,909,868) $(10,966,287)
                              ========  ============  ============

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Six Months Ended
                                                            July 31,
                                                  ----------------------------
                                                     1996             1995
                                                  -----------    -------------
Cash Flow from Operating Activities:
  Net loss                                        $(2,344,222)   $  (3,282,510)
  Adjustment to reconcile net loss to net cash
   (used in) provided by operating activities:
   Amortization                                       312,437          301,440
   (Income) loss from joint ventures                 (362,042)         100,756
  Changes in operating assets and liabilities:
   Increase in land and land improvements            (317,685)        (420,408)
   (Increase) decrease in restricted
     cash equivalents                              (2,702,955)       2,590,263
   Decrease in mortgage notes receivable              668,023          949,937
   Increase in interest receivable                 (1,199,295)      (1,102,761)
   Increase in development fee receivable                   -         (185,894)
   Increase in administrative fee receivable          (40,000)         (37,500)
   Increase in organization costs                           -          (32,339)
   Increase (decrease) in accounts payable             88,975          (57,702)
   Increase in accrued fees, partner                  345,925          477,193
   Increase (decrease) in accrued interest             58,293         (330,283)
   (Decrease) increase in accrued
     real estate taxes                               (116,197)         216,660
   Increase in deposits                             2,311,214           15,000
   Increase in deferred income                        863,690        1,059,887
                                                  -----------    -------------
   Net cash (used in) provided by
     operating activities                          (2,433,839)         261,739
                                                  -----------    -------------
Cash Flow from Investing Activities:
  Investments in and advances to affiliates          (893,089)      (4,534,392)
                                                  -----------    -------------
     Net cash used in investing activities           (893,089)      (4,534,392)
                                                  -----------    -------------
Cash Flow from Financing Activities:
  Proceeds from loan payable - Sunrise                190,000                -
  Proceeds from mortgage notes payable                      -        4,000,000
  Repayment of mortgage notes payable                (245,756)        (225,430)
  Increase in mortgage procurement cost               (17,000)         (32,150)
                                                  -----------    -------------
     Net cash (used in) provided by
       financing activities                           (72,756)       3,742,420
                                                  -----------    -------------
Decrease in cash                                   (3,399,684)        (530,233)
Cash at beginning of the period                     3,635,578          552,074
                                                  -----------    -------------
Cash at end of the period                         $   235,894    $      21,841
                                                  ===========    =============
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
          Interest                                $ 2,191,113    $   2,428,459
          Real estate taxes                       $   257,231    $     111,611

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

Interest earned on the partners' special units amounted to $490,057 for the six months ended July 31, 1996 and has not been distributed. As of January 31, 1996, $1,183,178 of the interest earned on the special units remained undistributed. Total interest earned of $1,673,235 as of July 31, 1996 will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE C - MORTGAGE NOTES PAYABLE

The Partnership entered into mortgage notes payable aggregating $864,269 and $1,110,025 at July 31, 1996 and January 31, 1996,
respectively, to purchase certain properties. Amounts borrowed of $697,184 bear interest at a fixed rate of 8% per annum and $167,085 bears interest at two percent (2%) in excess of the prime rate (8.25% at July 31, 1996). The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

The Partnership holds a mortgage note payable aggregating $4,000,000 at July 31, 1996 and January 31, 1996. The note bears interest at 1.5% in excess of the prime rate and matures on June 12, 1997. The note is collateralized by a mortgage on the 194th Street Property.

NOTE D - TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

FC-Granite is paid a monthly administration fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administration fees accrued for the six months ended July 31, 1996 were $350,643. Outstanding fees of $67,582 as of January 31, 1996, were paid during the six month period ended July 31, 1996.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the six months ended July 31, 1996 were $89,868. Outstanding fees of $56,340 as of January 31, 1996, were paid during the six month period ended July 31, 1996.

In addition, accrued real estate commissions to FC-Granite were $78,634 for the six months ended July 31, 1996. Outstanding commissions of $49,298 as of January 31, 1996, were paid during the six month period ended July 31, 1996.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned as of June 30, 1996 totalled $25,000. Subsequently, the fee has been changed to $15,000 per month beginning July 1, 1996. Fees earned as of July 31, 1996 totalled $40,000.

In addition, the Partnership is to receive a commission equal to 1% of gross sales, as defined in the Amended and Restated Silver Canyon Partnership agreement, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. Commissions of $58,064 were earned during the six month period ended July 31, 1996.

The Partnership has advanced $20,336,287 at July 31, 1996 and $19,443,198 at January 31, 1996 to its joint ventures. Total interest earned on the advances amounted to $1,009,324 and $1,883,707 for the six months ended July 31, 1996 and for the year
ended January 31, 1996, respectively.   Interest of $110,868 was
recognized as income for the six months ended July 31, 1996. For the year ended January 31, 1996, $87,084 was recognized as income.

During the six months ended July 31, 1996, Sunrise loaned the Partnership an additional $190,000 to fund additional development expenditures. Total funds advanced of $921,768 bear interest at 10% and will be paid back when excess funds are available.

Included in restricted cash equivalents and deposits at July 31, 1996 and January 31, 1996 is $2,754,728 and $1,102,514,
respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

NOTE E - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at July 31, 1996 and January 31, 1996, were $1,588,875 and $1,301,245, respectively, and in Eaton Estate Partnership at July 31, 1996 and January 31, 1996, were $2,014,548 and $1,940,135, respectively.

The Partnership has also advanced $20,336,287 at July 31, 1996 and $19,443,198 at January 31, 1996 to the partnerships. The balance funded by the Partnership to the Silver Canyon Partnership as of January 31, 1996 was $19,443,198. Pursuant to the Amended and Restated Partnership agreement for the Silver Canyon Partnership, the Partnership's original obligation to make loans to Silver Canyon Partnership was capped at the current level of funding at January 31, 1996. The agreement also provides that the Partnership is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Funds advanced to Silver Canyon Partnership as of January 31, 1996, bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.25% at July 31, 1996). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%).

For the six months ended July 31, 1996, the Silver Canyon Partnership generated net income of $862,976 primarily attributable to proceeds from sales of developed property offset by commissions and administrative fees. Of this amount, $287,630 has been recorded by the Partnership under the equity method. For the year ended January 31, 1996, the Silver Canyon Partnership generated income of $615,625, of which $338,594 has been recorded by the Partnership under the equity method.

For the six months ended July 31, 1996, the Eaton Estate Partnership generated net income of $248,044. Of this amount, $74,413 has been recorded by the Partnership under the equity method. For the year ended January 31, 1996, the Eaton Estate Partnership generated income of $1,462,021 primarily from the proceeds from sales of developed property offset by real estate taxes, commissions, interest and other miscellaneous expenses, of which $438,606 has been recorded by the Partnership under the equity method.

NOTE F - JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon
Partnership:
                                      Six Months Ended
                                            July 31,
                                   ------------------------
                                      1996           1995
                                   ----------     ---------
REVENUES
  Operating income                 $1,529,637     $       -

EXPENSES
  Interest expense                          -        16,437
  Fees, partners                       70,000        37,500
  Commissions                         215,293             -
  Legal and professional              105,244             -
  Travel and entertainment             18,899        37,913
  Operating and other                 183,688       251,897
  Depreciation and amortization        73,537        30,292
                                   ----------     ---------
                                      666,661       374,039
                                   ----------     ---------
NET INCOME (LOSS)                  $  862,976     $(374,039)
                                   ==========     =========

     The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the six months ended July 31, 1996 were of a normal recurring nature. Results of operations for the six months ended July 31, 1996 are not necessarily indicative of results of operations which may be expected for the full year.

     The following discussion and analysis of Granite Development
Partners, L.P. should be read in conjunction with the audited financial statements as of January 31, 1996 contained in the Form
10-K Annual Report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition

Results of Operations

     The Partnership recorded sales of $67,000 of developed property for the three month and six month periods ended July 31, 1996 versus no sales for the three month and six month periods ended July 31, 1995. The Partnership sold two lots located in the Royal Valley development.

     Silver Canyon Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $3,835,500 for the three month and six month periods ended July 31, 1996 versus no sales for the three month and six month periods ended July 31, 1995. The increase in sales for the period is due to the increase in developed land available for sale to third party builders.

     As of July 31, 1996, the following significant sales were under contract: the oceanfront portion of 194th Street in Miami Beach, Florida for $7,875,180; 5.4 acres of the North Olmsted Industrial Park for $280,900; a thirteen acre cluster parcel of the West Grove development in Olmsted Falls, Ohio for $902,000; 346 lots located in the Seven Hills development for $10,608,886; and 100 sublots in the Eaton Estates subdivision for $4,640,355. None of the contracts are guaranteed to close.

     Interest income totalled $303,097 and $152,445 for the three months ended July 31, 1996 and 1995, respectively. Interest income totalled $486,300 and $309,910 for the six months ended July 31, 1996 and 1995, respectively. Interest income is comprised of interest related to receivables from the sale of developed property on terms, from funds advanced to the joint ventures and from the investment of proceeds from the sale of land in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred. The increase in interest income for both the three month and six month periods ended July 31, 1996 versus July 31, 1995, is due to the increase in interest due on receivables from the sale of developed property and also the recognition of $110,868 of interest due on the Silver Canyon Partnership loan.

     Real estate tax expense totalled $43,531 and $164,136 for the three months ended July 31, 1996 and 1995, respectively, and $141,034 and $328,271 for the six months ended July 31, 1996 and 1995, respectively. The reduction in real estate tax expense is attributable to the decrease in land held for development.

     Operating and other expenses totalled $58,106 and $272,977 for the three months ended July 31, 1996 and 1995, respectively, and $124,040 and $304,302 for the six months ended July 31, 1996 and 1995, respectively. Included in operating expenses for fiscal 1995 are expenses of $155,556 incurred in relation to the securing of external financing for the Seven Hills development.

     For the three months ended July 31, 1996, the Partnership reported a net loss of $895,762 versus a net loss of $1,905,613 for the three months ended July 31, 1995. For the six months ended July 31, 1996, the Partnership recorded a net loss of $2,344,222 versus a net loss of $3,282,510 for the six months ended July 31, 1995. The decrease in net loss for the three month and six month periods ended July 31, 1996 versus 1995, is mainly attributable to an increase in interest income and a decrease in real estate and operating expenses. The decrease in loss is also a result of the recognition of net income from the joint ventures of $374,279 and $362,042 for the three month and six month periods ended July 31, 1996, respectively, versus a net loss recognized of $130,054 and $100,756 for the respective periods in fiscal 1995.

Financial Condition and Liquidity

     Net cash used in operating activities for the six months ended July 31, 1996 was $2,433,839 versus net cash provided of $261,739 for the six months ended July 31, 1995. The cash used in operating activities for the six months ended July 31, 1996, was mainly the result of an increase in interest receivable and an increase in land improvements. An increase in restricted cash was offset by an increase in deposits. Included in restricted cash and deposits is $2,754,728 which represents sales proceeds invested on behalf of the Eaton Estate Partnership (Note D). The increase in interest receivable is mainly comprised of interest earned on funds advanced to the joint ventures. The cash provided by operating activities for the six months ended July 31, 1995 was mainly the result of decreases in restricted cash equivalents offset by an increase in interest receivable and deferred income. Restricted cash was used to make the semi-annual interest payment on the Senior Notes.

     Net cash used in investing activities was $893,089 and $4,534,392 for the six months ended July 31, 1996 and 1995, respectively. The decrease in net cash used is attributable to the decrease in funds advanced for development expenditures to the Silver Canyon property.

     Net cash used in financing activities for the six months ended July 31, 1996 was $72,756 versus net cash provided by financing activities for the six months ended July 31, 1995 of $3,742,420. The net cash used during the six months ended July 31, 1996 was the result of principal payments on mortgage notes of $245,756 and an increase in mortgage procurement costs of $17,000 offset by funds advanced from Sunrise Land Company to the Partnership to fund additional development expenditures. The net cash provided during the first six months of fiscal 1995 was the result of the Partnership obtaining a mortgage note for $4,000,000 offset by principal payments on mortgage notes totalling $225,430 and an increase in procurement costs to obtain the additional financing.

     In June, the loan agreement with General Motors Acceptance Corporation as dated June 7, 1995 for the Seven Hills project was amended. Specific parcels within the Seven Hills project are being fully developed at the request of the home builders. The increase in the loan was necessary to cover the cost of improving these specific parcels. The principal amount of the loan was increased from $26,000,000 to $30,000,000.

     Short-term external financing has been pursued to provide the funds necessary for the development of the Fairfax Meadows development located in Medina, Ohio. On August 20, 1996, the Partnership closed on a construction mortgage loan with a local bank. The loan is secured by a promissory note in an amount not to exceed $1,600,000. The note carries interest at the prime rate and matures on August 1, 1998.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

    (a)  Exhibits - none

    (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended July 31, 1996.


                           SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Granite Development Partners, L.P.
                              ----------------------------------
                                          (Registrant)


DATE:    9/10/96              /s/  Robert F. Monchein
     --------------           ----------------------------
                              President
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.


DATE:    9/10/96              /s/  Mark A. Ternes
     --------------           ----------------------------
                              Controller
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.