Form 10-Q
period 1996-10-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1996-12-12
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            - - - - - - - - - - - - -
                                    FORM 10-Q


(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  October 31, 1996


OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________ to ________


Commission file number 033-80104


GRANITE DEVELOPMENT PARTNERS, L.P.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)


          Delaware                      34-1754061
----------------------------       ------------------
(State or other jurisdiction       (I. R. S. Employer
of incorporation or organization)  Identification No)


10800 Brookpark Road      Cleveland, Ohio              44130
-----------------------------------------             ---------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  216-267-1200
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


PART I.  FINANCIAL INFORMATION

               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
                         BALANCE SHEETS

                                   October 31,    January 31,
                                       1996           1996
                                   -----------    -----------
                                   (Unaudited)
ASSETS

LAND                               $ 5,458,392    $11,567,790
LAND IMPROVEMENTS                    1,763,686        711,034
                                   -----------     ----------
                                     7,222,078     12,278,824

RESTRICTED CASH EQUIVALENTS          4,286,976      1,308,453

MORTGAGE NOTES RECEIVABLE            5,901,253      4,413,089

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                    24,272,402     22,686,561

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $1,331,950 at October 31, 1996 and
    $973,515 at January 31, 1996       940,751      1,282,186

  Organization costs, net of
    accumulated amortization of
    $408,809 at October 31, 1996 and
    $287,034 at January 31, 1996       339,308        461,083

  Cash                                  65,423      3,635,578

  Interest receivable                5,546,055      3,701,612

  Administration fee receivable         85,000              -
                                   -----------    -----------
                                     6,976,537      9,080,459
                                   -----------    -----------
                                   $48,659,246    $49,767,386
                                   ===========    ===========


LIABILITIES, WARRANTS,
PARTNERS' SPECIAL UNITS
& PARTNERS' DEFICIT


SENIOR NOTES PAYABLE               $36,000,000    $36,000,000
MORTGAGE NOTES PAYABLE               1,090,765      5,110,025
LOAN PAYABLE - SUNRISE                 921,768        731,768
OTHER LIABILITIES
     Accounts payable                  312,859        133,935
     Accrued fees, partners          1,018,793        173,220
     Accrued interest                1,931,394        971,116
     Accrued real estate taxes         153,704        281,885
     Deposits                        2,545,998      1,618,514
     Deferred income                 4,705,743      3,368,908
                                   -----------    -----------
                                    10,668,491      6,547,578

WARRANTS  (TEMPORARY)                1,000,080      1,000,080

PARTNERS' EQUITY (DEFICIT)

     Partners' special units         9,000,000      9,000,000
     Partners' deficit             (10,021,858)    (8,622,065)
                                   -----------     ----------
                                    (1,021,858)       377,935
                                   -----------     ----------
                                   $48,659,246    $49,767,386
                                   ===========    ===========

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         Three Months Ended             Nine Months Ended
                            October 31,                   October 31,
                    --------------------------   ---------------------------
                        1996           1995           1996           1995
                    -----------    -----------   ------------    -----------
REVENUES
  Sales of developed
    property        $ 8,681,058    $   115,200    $ 8,748,058    $   115,200
  Cost of sales      (6,134,269)      (115,270)    (6,181,971)      (136,286)
                    -----------    -----------    -----------    -----------
                      2,546,789            (70)     2,566,087        (21,086)

  Interest              188,443        213,079        674,743        522,989
  Commission             62,836         50,424        138,972         89,158
  Other                  17,541         76,126         75,605         76,126
                    -----------    -----------    -----------    -----------
                      2,815,609        339,559      3,455,407        667,187
                    -----------    -----------    -----------    -----------
EXPENSES
  Interest            1,051,425      1,144,508      3,300,831      3,242,684
  Fees, partners        499,648        339,966      1,018,793        817,159
  Real estate taxes      84,546         50,924        225,580        379,195
  Operating and
    other               191,574         13,770        315,614        318,072
  Amortization          167,773        156,066        480,210        457,506
                    -----------    -----------    -----------    -----------
                      1,994,966      1,705,234      5,341,028      5,214,616
                    -----------    -----------    -----------    -----------
                        820,643     (1,365,675)    (1,885,621)    (4,547,429)

Income from
   joint ventures       123,786        518,258        485,828        417,502
                    -----------    -----------    -----------    -----------
NET INCOME (LOSS)   $   944,429    $  (847,417)   $(1,399,793)   $(4,129,927)
                    ===========    ===========    ===========    ===========

See notes to financial statements.

               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
           STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                              Sunrise    FC-Granite,
                              Land Co.      Inc.         Total
                              --------  ------------  ------------
Balance at November 15, 1993  $      -  $          -  $          -
  (inception)

Initial capital contribution       100           300           400

Capital contribution                 -     1,000,000     1,000,000

Reduction of partners' equity
  related to contribution
  of land                            -    (3,137,082)   (3,137,082)

Reduction of partners' equity
  related to purchase of land
  from Sunrise                       -    (1,350,227)   (1,350,227)

Net loss                             -      (863,561)     (863,561)
                              --------    ----------    ----------
Balance at January 31, 1994        100    (4,350,570)   (4,350,470)

Distribution of interest on
  special units                      -      (963,870)     (963,870)

Net loss                       (35,352)   (3,499,845)   (3,535,197)
                              --------    ----------    ----------
Balance at January 31, 1995    (35,252)   (8,814,285)   (8,849,537)

Net income                       2,275       225,197       227,472
                              --------    ----------    ----------
Balance at January 31, 1996    (32,977)   (8,589,088)   (8,622,065)

Net loss for the nine months
  ended October 31, 1996
  (unaudited)                  (13,998)   (1,385,795)   (1,399,793)
                              --------  ------------  ------------
Balance at October 31, 1996
  (unaudited)                 $(46,975) $ (9,974,883) $(10,021,858)
                              ========  ============  ============

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         Nine Months Ended
                                                            October 31,
                                                  ----------------------------
                                                     1996             1995
                                                  -----------    -------------
Cash Flow from Operating Activities:
  Net loss                                        $(1,399,793)   $  (4,129,927)
  Adjustment to reconcile net loss to net cash
    provided by operating activities:
   Amortization                                       480,210          457,506
   Income from joint ventures                        (485,828)        (417,502)
  Changes in operating assets and liabilities:
   Decrease (increase) in land and
     land improvements                              5,056,746       (1,264,089)
   (Increase) decrease in restricted
     cash equivalents                              (2,978,523)       3,104,801
   (Increase) decrease in mortgage
     notes receivable                              (1,488,164)       1,276,887
   Increase in interest receivable                 (1,844,443)      (1,656,837)
   Increase in development fee receivable                   -         (310,169)
   Increase in commission receivable                        -          (76,126)
   Increase in administrative fee receivable          (85,000)         (56,250)
   Increase in organization costs                           -          (50,586)
   Increase (decrease) in accounts payable            178,924          (57,702)
   Increase in accrued fees, partner                  845,573          817,159
   Increase in accrued interest                       960,278          706,917
   (Decrease) increase in accrued
     real estate taxes                               (128,181)         295,659
   Increase in deposits                               927,484          241,000
   Increase in deferred income                      1,336,835        1,553,465
                                                  -----------    -------------
   Net cash provided by operating activities        1,376,118          434,206
                                                  -----------    -------------
Cash Flow from Investing Activities:
  Investments in and advances to affiliates        (1,100,013)      (5,121,268)
                                                  -----------    -------------
     Net cash used in investing activities         (1,100,013)      (5,121,268)
                                                  -----------    -------------
Cash Flow from Financing Activities:
  Proceeds from loan payable - Sunrise                190,000                -
  Proceeds from mortgage notes payable                326,170        4,480,000
  Third party assumption of mortgage note payable  (4,000,000)               -
  Repayment of mortgage notes payable                (345,430)        (225,430)
  Increase in mortgage procurement cost               (17,000)         (35,702)
                                                  -----------    -------------
     Net cash (used in) provided by
       financing activities                        (3,846,260)       4,218,868
                                                  -----------    -------------
Decrease in cash                                   (3,570,155)        (468,194)
Cash at beginning of the period                     3,635,578          552,074
                                                  -----------    -------------
Cash at end of the period                         $    65,423    $      83,880
                                                  ===========    =============
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
          Interest                                $ 2,340,553    $   2,535,767
          Real estate taxes                       $   353,761    $     111,902

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

Interest earned on the partners' special units amounted to $731,025 for the nine months ended October 31, 1996 and has not been distributed. As of January 31, 1996, $1,183,178 of the interest earned on the special units remained undistributed. Total interest earned of $1,914,203 as of October 31, 1996 will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE C - MORTGAGE NOTES PAYABLE

The Partnership entered into mortgage notes payable aggregating $764,595 and $1,110,025 at October 31, 1996 and January 31, 1996,
respectively, to purchase certain properties. Amounts borrowed of $597,510 bear interest at a fixed rate of 8% per annum and $167,085 bears interest at two percent (2%) in excess of the prime rate (8.25% at October 31, 1996). The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

During the period ended October 31, 1996, the Partnership entered into a construction loan agreement secured by a promissory note in an amount not to exceed $1,600,000. The note bears interest at the prime rate and matures on August 1, 1998. As of October 31, 1996 the Partnership had borrowed $326,170 against this loan for funding of the Fairfax Meadows development.

The Partnership held a mortgage note payable aggregating $4,000,000 at January 31, 1996. The note was collateralized by a mortgage on the 194th Street Property. On October 2, 1996, the 194th Street Property was sold to a third party purchaser. The purchaser assumed the $4,000,000 note payable and there is no recourse to the Partnership.

NOTE D - TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

FC-Granite is paid a monthly administration fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administration fees accrued for the nine months ended October 31, 1996 were $290,164. Outstanding fees of $67,582 as of January 31, 1996, were paid during the nine month period ended October 31, 1996.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the nine months ended October 31, 1996 were $388,602. Outstanding fees of $56,340 as of January 31, 1996, were paid during the nine month period ended October 31, 1996.

In addition, accrued real estate commissions to FC-Granite were $340,027 for the nine months ended October 31, 1996. Outstanding commissions of $49,298 as of January 31, 1996, were paid during the nine month period ended October 31, 1996.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned as of June 30, 1996 totalled $25,000. Subsequently, the fee has been changed to $15,000 per month beginning July 1, 1996. Fees earned as of October 31, 1996 totalled $85,000.

In addition, the Partnership is to receive a commission equal to 1% of gross sales, as defined in the Amended and Restated Silver Canyon Partnership agreement, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. Commissions of $75,605 were earned during the nine month period ended October 31, 1996.

The Partnership has advanced $20,543,211 at October 31, 1996 and $19,443,198 at January 31, 1996 to its joint ventures. Total interest earned on the advances amounted to $1,532,477 and $1,883,707 for the nine months ended October 31, 1996 and for the
year ended January 31, 1996, respectively.   Interest of $143,911
was recognized as income for the nine months ended October 31, 1996. For the year ended January 31, 1996, $87,084 was recognized as income.

During the nine months ended October 31, 1996, Sunrise loaned the Partnership an additional $190,000 to fund additional development expenditures. Total funds advanced of $921,768 bear interest at 10% and will be paid back when excess funds are available.

Included in restricted cash equivalents and deposits at October 31, 1996 and January 31, 1996 is $2,386,999 and $1,102,514,
respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

NOTE E - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at October 31, 1996 and January 31, 1996, were $1,640,977 and $1,301,245, respectively, and in Eaton Estate Partnership at October 31, 1996 and January 31, 1996, were $2,086,231 and $1,940,135, respectively.

The Partnership has also advanced $20,543,211 at October 31, 1996 and $19,443,198 at January 31, 1996 to the partnerships. The balance funded by the Partnership to the Silver Canyon Partnership as of January 31, 1996 was $19,443,198. Pursuant to the Amended and Restated Partnership agreement for the Silver Canyon Partnership, the Partnership's original obligation to make loans to Silver Canyon Partnership was capped at the current level of funding at January 31, 1996. The agreement also provides that the Partnership is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Funds advanced to Silver Canyon Partnership as of January 31, 1996, bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.25% at October 31, 1996). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%).

For the nine months ended October 31, 1996, the Silver Canyon Partnership generated net income of $1,019,297 primarily attributable to proceeds from sales of developed property offset by commissions and administrative fees. Of this amount, $339,732 has been recorded by the Partnership under the equity method. For the year ended January 31, 1996, the Silver Canyon Partnership generated income of $615,625, of which $338,594 has been recorded by the Partnership under the equity method.

For the nine months ended October 31, 1996, the Eaton Estate Partnership generated net income of $486,985. Of this amount, $146,096 has been recorded by the Partnership under the equity method. For the year ended January 31, 1996, the Eaton Estate Partnership generated income of $1,462,021 primarily from the proceeds from sales of developed property offset by real estate taxes, commissions, interest and other miscellaneous expenses, of which $438,606 has been recorded by the Partnership under the equity method.

NOTE F - JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon
Partnership:
                                      Nine Months Ended
                                          October 31,
                                   ------------------------
                                      1996           1995
                                   ----------     ---------
REVENUES
  Operating income, net            $2,024,327     $ 976,254

EXPENSES
  Interest expense                          -        20,835
  Fees, partners                      130,000        56,250
  Commissions                         329,312        97,876
  Legal and professional              101,020        14,143
  Travel and entertainment             35,055        68,567
  Operating and other                 279,857       168,809
  Depreciation and amortization       129,786        67,363
                                   ----------     ---------
                                    1,005,030       493,843
                                   ----------     ---------
NET INCOME                         $1,019,297     $ 482,411
                                   ==========     =========

     The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the nine months ended October 31, 1996 were of a normal recurring nature. Results of operations for the nine months ended October 31, 1996 are not necessarily indicative of results of operations which may be expected for the full year.

     The following discussion and analysis of Granite Development
Partners, L.P. should be read in conjunction with the audited financial statements as of January 31, 1996 contained in the Form
10-K Annual Report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition

Results of Operations

     The Partnership recorded sales of $8,681,058 of developed property for the three month period ended October 31, 1996 versus sales of $115,200 for the three month period ended October 31, 1995. Sales for the nine month period October 31, 1996 were $8,748,058 versus sales of $115,200 for the nine month period ended October 31, 1995. The most significant sale for the period ended October 31, 1996, was the sale of the oceanfront portion of 194th Street in Miami Beach, Florida for $7,927,770.

     Silver Canyon Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $1,856,626 for the three month and $5,692,126 for the nine month periods ended October 31, 1996 versus sales of $2,175,025 for the three month and nine month periods ended October 31, 1995. The increase in sales for the period is due to the increase in developed land available for sale to third party builders.

     As of October 31, 1996, the following significant sales were under contract: the remaining 1.5 acre parcel of the 194th Street property located in Miami Beach, Florida for $601,600; fifteen lots of the Fairfax Meadows subdivision located in Medina, Ohio for $340,000; seven lots of the Harmony Glen subdivision located in Newbury Township, Ohio for $367,000; a thirteen acre cluster parcel of the West Grove development in Olmsted Falls, Ohio for $902,000 and a ten acre cluster parcel for $660,000; 184 lots located in the Seven Hills development for $5,469,233; and 82 sublots in the Eaton Estates subdivision for $3,892,974. None of the contracts are guaranteed to close.

     Interest income totalled $188,443 and $213,079 for the three months ended October 31, 1996 and 1995, respectively. Interest income totalled $674,743 and $522,989 for the nine months ended October 31, 1996 and 1995, respectively. Interest income is comprised of interest related to receivables from the sale of developed property on terms, from funds advanced to the joint ventures and from the investment of proceeds from the sale of land in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred and recognized as income when the land is sold. The increase in interest income for the nine month period ended October 31, 1996 versus October 31, 1995, is primarily attributable to the increase in interest due on receivables from the sale of developed property and also the recognition of $143,911 of interest due on the Silver Canyon Partnership loan.

     Fees due to partners totalled $499,648 and $1,018,793 for the three month and nine month periods ended October 31, 1996 versus $339,966 and $817,159 for the respective periods in fiscal 1995. The increase in fees is due to the recording of the sale of the 194th Street property in fiscal 1996.

     Operating and other expenses totalled $191,574 and $13,770 for the three months ended October 31, 1996 and 1995, respectively.
The increase for the three month period is attributable to legal expenses and closing costs associated with the sale of the 194th Street property. Operating and other expenses for the nine month periods ended October 31, 1996 and 1995 were comparable.

     For the three months ended October 31, 1996, the Partnership reported net income of $944,429 versus a net loss of $847,417 for the three months ended October 31, 1995. For the nine months ended October 31, 1996, the Partnership recorded a net loss of $1,399,793 versus a net loss of $4,129,927 for the nine months ended October 31, 1995. The decrease in net loss for the three month and nine month periods ended October 31, 1996 versus 1995, is mainly attributable to the recording of the 194th Street sale in fiscal 1996.

Financial Condition and Liquidity

     Net cash provided by operating activities for the nine months ended October 31, 1996 was $1,376,118 versus net cash provided of $434,206 for the nine months ended October 31, 1995. The increase in cash provided by operating activities is mainly the result of the sale of the 194th Street property.

     Net cash used in investing activities was $1,100,013 and $5,121,268 for the nine months ended October 31, 1996 and 1995, respectively. The decrease in net cash used is attributable to the decrease in funds advanced for development expenditures to the Silver Canyon property.

     Net cash used in financing activities for the nine months ended October 31, 1996 was $3,846,260 versus net cash provided by financing activities for the nine months ended October 31, 1995 of $4,218,868. The net cash used during the nine months ended October 31, 1996 was the result of principal payments on mortgage notes of $345,430, the release of the Partnership from the $4,000,000 mortgage note on the 194th Street property (the mortgage note was assumed by the purchaser upon closing of the sale) and an increase in mortgage procurement costs of $17,000 offset by funds advanced from Sunrise Land Company to the Partnership to fund additional development expenditures and proceeds of $326,170 received from a construction loan related to the Fairfax Meadows property . The net cash provided during the first nine months of fiscal 1995 was the result of the Partnership obtaining a mortgage note for $4,000,000 on the 194th Street property and a mortgage note of $480,000 associated with the purchase of the Fairfax Meadows property, offset by principal payments on mortgage notes totalling $225,430 and an increase in procurement costs to obtain the additional financing.

     Short-term external financing was pursued to provide the funds necessary for the development of the Fairfax Meadows development located in Medina, Ohio. On August 20, 1996, the Partnership closed on a construction mortgage loan with a local bank. The loan is secured by a promissory note in an amount not to exceed $1,600,000. The note carries interest at the prime rate and matures on August 1, 1998. The Partnership made its first draw in the amount of $326,170 during the period ended October 31, 1996.

     On December 3, 1993, in connection with the issuance of the Senior Notes, the Partnership sold pro-rata to the purchasers of the Senior Notes 36,000 warrants at $27.78 to purchase limited partnership units. Each warrant represented the right to purchase one limited partnership unit at an exercise price of $83.33. The warrants were exercisable at any time prior to December 3, 1996.
On December 3, 1996, all 36,000 warrants were exercised. Proceeds of $2,999,880 received by the Partnership from the exercise will be used to fund development and other obligations of the Partnership which include fees due to FC-Granite, Inc., the sole general partner, and Sunrise Land Company, the original limited partner.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

    (a)  Exhibits - none

    (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended October 31, 1996.



                           SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Granite Development Partners, L.P.
                              ----------------------------------
                                         (Registrant)


DATE:   12/12/96              /s/  Robert F. Monchein
      ----------              ----------------------------------
                              Robert F. Monchein
                              President
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.


DATE:   12/12/96              /s/  Mark A. Ternes
      ----------              ----------------------------------
                              Mark A. Ternes
                              Controller
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.