Form 10-K
period 1997-01-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1997-04-30
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549
                                  - - - - - - - - - - - - -
                                         FORM 10-K

(Mark One)
 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended         January 31, 1997
                                          ----------------
                                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
                                       ------------  -----------
Commission file number   033-80104
                         ---------
                  GRANITE DEVELOPMENT PARTNERS, L.P.
                 ------------------------------------
        (Exact name of registrant as specified in its charter)

         Delaware                          34-1754061
        ---------                         ----------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)

10800 Brookpark Road     Cleveland, Ohio              44130
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    216-267-1200
                                                      ------------
Securities registered pursuant to Section 12(b) of the Act:
                            None

Securities registered pursuant to Section 12(g) of the Act:
                            None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X       NO
                           ------       ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

               DOCUMENTS INCORPORATED BY REFERENCE

                                None


                               PART I
                               ------
Item 1.  Business
-----------------
    Granite Development Partners, L.P. ("Partnership"), a Delaware limited partnership, was formed on November 15, 1993, for the purpose of investing in, acquiring, owning, developing, selling and otherwise disposing of undeveloped and developed land acquired by the Partnership (the "Partnership Properties"). The Partnership also may act as a joint venture partner with respect to the acquisition, ownership, development, sale or disposition of certain properties (also the "Partnership Properties"). The Partnership will terminate on December 31, 2013 or upon disposition of assets or certain other events. The Partnership has a January 31 fiscal year-end.

    The majority of the acquisition and development expenses of the Partnership occurred in the first two years of operation.
In order to offset this large outflow of cash and allow the Partnership to make interest payments on the senior notes, a number of mature properties have been included in the Partnership Properties portfolio. By the third year of operation, the Partnership expects cash flow from sales of the Silver Canyon Partnership and other maturing properties to be sufficient to fund other developments. The Partnership expects sales of all its properties to be complete by the year 2003 at which time the Partnership is expected to dissolve and terminate.

    Silver Canyon , a Nevada limited partnership originally owned 55% by the Partnership and 45% by Silver Canyon Corporation ("SCC"), is the owner and developer of an approximately 1,300 acre master planned community located outside Las Vegas, Nevada. On January 30, 1996, the Partnership sold 21 2/3% interest in Silver Canyon (the "Partnership Interest") to American Nevada Seven Hills Limited Partnership ("ANC"), a Nevada limited partnership and subsidiary of American Nevada Corporation, a Nevada corporation, for $2,990,000. In addition, SCC sold 11 2/3% of its partnership interest in Silver Canyon (the "SCC Interest") to ANC for $1,610,000. After giving effect to the transfer of the Partnership Interest and the SCC Interest, the Partnership, SCC and ANC each own an equal 33 1/3% interest in Silver Canyon.

Investment Objectives and Policies

    The principal investment objectives of the Partnership are the preservation of Limited Partners' capital and appreciation of such capital through sales of land at increased values. There is no assurance that these investment objectives will be achieved.
The Partnership has invested in undeveloped land or in partnerships or joint ventures that hold interests in such land on an all-cash basis and intends to realize appreciation of such land upon resale. The Partnership Properties, the majority of which will be developed as residential tracts, have been acquired and developed with the proceeds from the sale of the senior notes and the warrants exercisable for Partnership Units and the proceeds from the sale of Partnership Properties allocated to such acquisition and development in the future. The Partnership Properties acquired are in various stages of development ranging from fully developed and ready for sale to third parties to raw land with sales not expected to be completed for another three or four years. Larger projects are not expected to fully mature for at least another four to five years. The Partnership expects sales of all Partnership Properties to be completed by the year 2003, at which time the Partnership will dissolve and terminate.

    The Partnership will develop each of the properties it acquires at a rate which will approximate the absorption rate in the relevant real estate market. Once development is completed, the properties will be marketed and sold. Upon completion of the sale of all of the Partnership Properties, all proceeds will be returned to the senior note holders and the Partnership will be dissolved and terminated.

Formation of the Partnership

    All of the partnership properties will be acquired, owned, developed and sold by the Partnership or a joint venture in which the Partnership or a wholly-owned subsidiary of the Partnership is a joint venture partner. The formation of the Partnership was designed to facilitate development of Partnership Properties under the control of a single entity, the Partnership, with greater access to the public and private capital markets and to enhance the potential for future growth.

Competition

    Competition in this segment is dominated by price, location and availability of product.

Item 2.  Properties
-------------------
    The following properties remain in the Partnership property portfolio as of January 31, 1997:

NAME                     DESCRIPTION
---------           -----------------------
Day Drive           Located in Parma, Ohio. Approximately nine (9) acres
                      commercially zoned property remain.
Drake Estates       Located in Strongsville, Ohio.  Consists of 12.75 acres
                      of land; 5.75 acres zoned general business, 7 acres
                      zoned Public Facility.
Cambridge Park      Located in North Royalton, Ohio.  Consists of thirty-six
                      (36) one-half acre single family lots.
North Olmsted       Located in North Olmsted, Ohio.  Approximately ten (10)
  Industrial Park     acres improved industrial property.
Royal Valley        Located in North Royalton, Ohio.  Consists of three (3) one-
                      quarter acre lots within a 237 acre planned residential
                      community.
Solon Estates       Located in Solon, Ohio.  Consists of 250 acres zoned for
                      one (1) acre single family lots and cluster homesites.
River Oaks          Located in Kirtland/Kirtland Hills, Ohio.  Four (4)
                      developed lots in the Village of Kirtland Hills, Ohio
                      (approximately 5 to 7 acres in size) remain; twelve (12)
                      sublots in Phase IIIC approximating thirty-three (33)
                      acres and two (2) sublots in Phase IIIB approximating
                      five (5) acres located in the city of Kirtland.
Silver Canyon       Located in Henderson, Nevada.  A 1,293 acre master planned residential community currently under development.
Eaton Estate        Located in Sagamore Hills, Ohio.  Consists of a 593 acre
                      property zoned for a planned unit development and 43 acres of land zoned for single family lots.  Approximately 184
                      acres remain.
SSK Parcels         Located in Twinsburg, Ohio.  Consists of 133 acres of
                      unimproved land.
Music Street        Located in Newbury Township, Geauga County, Ohio.  Consists
                      of thirty (30) three (3) acre lots.
Fairfax Meadow      Located in Medina, Ohio.  Consists of 73 acres zoned for 140 single family residential sublots.

Item 3.  Legal Proceedings
--------------------------
    The Partnership is involved in litigation incidental to its business. The Partnership's management and general counsel are of the opinion that the litigation will not have a material adverse effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
    No matters were submitted to a vote of security holders during the three months ended January 31, 1997.


                                 PART II
                                 -------
Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
         Stockholder Matters
         -------------------
    The securities offered of Granite Development Partners, L.P., were 36,000 warrants, each of which entitled the holder thereof to purchase one unit of limited partnership interest of the Partnership, at an exercise price of $111.11 per Partnership Unit and up to 36,000 Partnership Units issuable upon exercise of the warrants. The warrants were exercisable at any time prior to December 3, 1996. On December 3, 1996, all 36,000 warrants were exercised. The securities are not traded on a public market.

Item 6.  Selected Financial Data
--------------------------------
                         Fiscal        Fiscal         Fiscal         Fiscal
                          1996*         1995**         1994***        1993****
Operating Results     -----------    -----------     -----------    -----------
Gross Sales           $12,367,374    $ 7,035,769     $ 8,506,100    $ 1,550,900

Net Income (Loss)     $ 1,261,222    $   227,472     $(3,535,197)   $  (863,561)


January 31,               1997           1996            1995           1994
------------------    -----------    -----------     -----------    -----------
Financial Position

Total assets          $51,540,809    $49,767,386     $41,452,272    $43,669,534
Land and
  land improvements   $ 6,948,665    $12,278,824     $13,415,890    $16,822,042
Restricted cash
  equivalents         $ 4,602,891    $ 1,308,453     $ 4,039,263    $15,059,352
Investments in and
  advances to joint
  ventures            $25,866,537    $22,686,561     $16,694,226    $ 8,231,031
Long-term debt,
  including mortgage
  debt                $36,910,472    $41,110,025     $37,348,370    $36,913,800

   * Fiscal 1996 results are for the year ended January 31, 1997. ** Fiscal 1995 results are for the year ended January 31, 1996.
 *** Fiscal 1994 results are for the year ended January 31, 1995. **** Fiscal 1993 results are for the year ended January 31, 1994.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
Results of Operations

    Sales of developed property for the year ended January 31, 1997 totalled $12,367,374 versus $7,035,769 for the year ended January 31, 1996. The following significant sales occurred in fiscal 1996: 1) the 6.3 acre oceanfront portion of 194th Street in Miami Beach, Florida for $7,927,770; 2) the remaining 1.5 acres of 194th Street for $601,600; 3) two cluster sites in the West Grove development for a total of $1,552,947; and 4) four single family sublots in the River Oaks Subdivision in Ohio for $460,000. The increase in sales for fiscal 1996 versus fiscal 1995 is mainly the result of the sale of the 194th Street property located in Miami Beach, Florida.

    Sales of developed property for the year ended January 31, 1996 totalled $7,035,769 versus $8,506,100 for the year ended January 31, 1995. The following significant sales occurred in fiscal 1995: 1) a 12-acre cluster parcel in the West Grove development for $742,500; 2) 111 unimproved lots in the West Grove development for $1,221,000; 3) the Misty Lake parcel in Middleburg Heights, Ohio for $3,050,000; and 4) a 2.9 acre commercial lot on Day Drive, Parma, Ohio for $1,200,000. The decrease in sales for fiscal 1995 versus fiscal 1994 is a result of a decrease in the amount of developed land available for resale.

    Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $9,328,118 for the year ended January 31, 1997 versus sales of $9,224,344 for the year ended January 31, 1996. The level of sales activity for the Eaton Estate Partnership is expected to decrease slightly for fiscal 1997 as there is a limited amount of land remaining to be developed and sold.

    The Eaton Estate Partnership reported sales of $9,224,344 for the year ended January 31, 1996 versus sales of $5,943,255 for the year ended January 31, 1995. The increase in sales for fiscal 1995 for Eaton Estate is due to the increase in developed land available for sale to third party builders.

    As of January 31, 1997, the following significant sales were under contract: eighteen lots of the Fairfax Meadows subdivision located in Medina, Ohio for $757,800; 274 lots within the Silver Canyon development in Henderson, Nevada for $8,573,221; and 15 sublots in the Eaton Estate subdivision for $795,000. None of the contracts are guaranteed to close.

    Interest income totalled $1,460,006 for the year ended January 31, 1997 versus $769,467 for the year ended January 31, 1996. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred (see Footnote A.) The increase in interest income in fiscal 1996 is due to the increase in the outstanding balance of mortgage notes receivable and the recognition of deferred interest income of $644,104 related to the funds advanced to the Silver Canyon Partnership.

    Interest income totalled $769,467 for the year ended January
31, 1996 versus $1,093,405 for the year ended January 31, 1995. The decrease in interest income is due to the decrease of funds available to invest in short-term investments.

    Other income totalled $382,492 for the year ended January 31, 1997 versus $216,695 for the year ended January 31, 1996. Other income is mainly comprised of commissions, deferred development fees and management fees related to the Silver Canyon Partnership. Commissions of $192,588 and $98,759 were recorded for the years ended January 31, 1997 and 1996, respectively. The Partnership recognized development fee income of $126,990 and $40,306 for the years ended January 31, 1997 and 1996, respectively. The increase in commissions and the recognition of development fees is directly correlated to the increase in sales activity related to the Silver Canyon Partnership.

    The increase in other income to $216,695 for the year ended January 31, 1996 from $81,833 for the year ended January 31, 1995 is due to the recognition of commissions of $98,759. The Partnership earned no commissions during fiscal 1994. The increase is also attributable to the recognition of deferred development fee income of $40,306 for the year ended January 31, 1996. The Partnership did not recognize any deferred fees during fiscal 1994.

    For the year ended January 31, 1997, the Partnership reported net income of $1,261,222 versus net income of $227,472 for the year ended January 31, 1996. The increase in net income resulted from an increase in land sales revenues to $4,630,619 for the year ended January 31, 1997 from revenues of $4,043,532 for the year ended January 31, 1996. While revenues from land sales increased from fiscal 1995 to fiscal 1996, the Partnership earned a lower margin on fiscal 1996 sales. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of undeveloped land parcels. Included in fiscal 1995 were sales of residential tracts of land where the buyer invested large development costs instead of the Partnership.
Fiscal 1995 revenues from sales are not indicative of results for subsequent years. The increase in net income can also be attributed to the increase in interest and other income, and a decrease in operating expenses.

    For the year ended January 31, 1996, the Partnership reported net income of $227,472 versus a net loss of $3,535,197 for the year ended January 31, 1995. The net income for fiscal 1995 is the result of the sale of unimproved property for a higher than anticipated return. The net income reported in fiscal 1995 is also the result of a gain of $2,144,190 on the sale of a portion of the Partnership's investment in the Silver Canyon Partnership (see Note
G) and net income of $777,200 reported by the joint ventures for fiscal 1995 versus a net loss of $175,331 reported for fiscal 1994. The majority of the loss for fiscal 1994 was attributed to interest expense on the senior notes. Interest expense for the years ended January 31, 1996 and 1995 was $4,446,764 and $4,028,330, respectively.

Financial Condition and Liquidity

    The net cash provided by operating activities was $765,988 for the year ended January 31, 1997 versus cash provided of $1,696,727 for the year ended January 31, 1996. The decrease in net cash provided by operating activities is mainly the result of an increase in restricted cash equivalents. As of January 31, 1997, the Partnership had $1,477,941 of its funds invested in commercial paper versus $205,939 invested as of January 31, 1996.

    The net cash provided by operating activities was $1,696,727 for the year ended January 31, 1996 versus cash provided of $9,694,241 for the year ended January 31, 1995. The cash provided by operating activities in fiscal 1995 was the result of the sale of properties which resulted in the decrease of land. The most significant sale was the sale of the Misty Lake parcel in Middleburg Heights, Ohio for $3,050,000. The cash received from these sales has been used to fund the Silver Canyon and Eaton Estate Partnership activities during the year.

    Net cash used in investing activities was $1,173,703 for the year ended January 31, 1997 versus $3,070,945 for fiscal 1995. The decrease in funds used is attributable to the decrease in funds advanced for development expenditures at the Silver Canyon property and as a result of proceeds of $2,990,000 received in fiscal 1995 from the sale of a portion of the Partnership's interest in the Silver Canyon Partnership (see Note G).

    Net cash used in investing activities was $3,070,945 for the year ended January 31, 1996 versus $8,638,526 for fiscal 1994. The decrease in funds used is attributable to the decrease in funds advanced for development expenditures primarily at the Silver Canyon property and also as a result of proceeds of $2,990,000 received from the sale of a portion of the Partnership's interest in the Silver Canyon Partnership (see Note G).

    Net cash used in financing activities was $2,940,875 for the year ended January 31, 1997 versus net cash provided by financing activities of $4,457,722 for the year ended January 31, 1996. The net cash used during fiscal 1996 was the result of the assumption of the mortgage note of $4,000,000 on the 194th Street property by the purchaser and the distribution of $1,914,202 of interest earned on the special units to the general partner offset by proceeds received of $2,999,880 from the exercise of the 36,000 warrants by the limited partners.

    Net cash provided by financing activities for the year ended January 31, 1996, was $4,457,722 versus net cash used of $529,300 for the year ended January 31, 1995. During the year ended January 31, 1996, the Partnership made payments on three mortgage notes totalling $225,430 and received proceeds from an additional mortgage note payable in the amount of $480,000 related to the acquisition of land to be used for future development. Additionally, the Partnership repaid $492,915 in principal on a mortgage note through proceeds received from the sale of the encumbered land to a third party. Proceeds from a mortgage note payable for $4,000,000 on the 194th Street property were used to fund acquisition and development activities of the Partnership and the semi-annual interest payment on the senior notes. Proceeds from a loan payable to Sunrise Land Company were used to fund additional development expenditures at the Silver Canyon property. Net cash used in financing activities for the year ended January 31, 1995 was the result of the Partnership making payments on three mortgage notes totalling $225,430 offset by proceeds received from an additional mortgage note payable in the amount of $660,000. The Partnership distributed to the general partner interest earned on the special units of $963,870.

    The Partnership intends to finance the acquisition and development of the majority of the Partnership properties as residential tracts for eventual resale; however, certain properties have been acquired and developed for commercial or industrial uses. Pursuant to the Partnership's business plan each of the targeted Partnership properties have been acquired and will be developed and marketed for sale. All net proceeds raised from the sales of properties, after the payment of development and partnership expenses, will be returned to the senior note holders and partners pursuant to the partnership agreement once all of the properties have been sold. Management believes that the Partnership will have adequate funds available throughout fiscal 1997 to fund development expenditures and to pay the semi-annual interest payments on the senior notes.

Information Relating to Forward-Looking Statements

    This Annual Report, together with other statements and information publicly disseminated by the Partnership, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management's current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions on a nation-wide basis as well as regionally in areas where the Partnership has a geographic concentration of land; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and cost overruns; the level and volatility of interest rates; the rate of revenue increases versus expenses increases; as well as other risks listed from time to time in the Partnership's reports filed with the Securities and Exchange Commission. The Partnership has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Granite Development Partners, L.P.

We have audited the accompanying balance sheets of Granite Development Partners, L.P. (A Delaware Limited Partnership) as of January 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended January 31, 1997 and the financial statement schedules listed in the Index at Item 14(a) (3) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Development Partners, L.P. as of January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                             /S/ Coopers & Lybrand, L.L.P.
                             -----------------------------
                             Coopers & Lybrand, L.L.P.

Cleveland, Ohio
April 30, 1997

                          GRANITE DEVELOPMENT PARTNERS, L.P.
                           (A Delaware Limited Partnership)
                                  BALANCE SHEETS
                                                January 31,
                                    -----------------------------------
                                        1997                 1996
                                    -----------           ------------
ASSETS
------
LAND                                $ 4,472,219            $11,567,790
LAND IMPROVEMENTS                     2,476,446                711,034
                                    -----------            -----------
                                      6,948,665             12,278,824

RESTRICTED CASH EQUIVALENTS           4,602,891              1,308,453

MORTGAGE NOTES RECEIVABLE             6,323,446              4,413,089

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                     25,866,537             22,686,561

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $1,446,575 at January 31, 1997 and
    $973,515 at January 31, 1996        826,126              1,282,186

  Organization costs, net of
    accumulated amortization of
    $449,697 at January 31, 1997 and
    $287,034 at January 31, 1996        298,420                461,083

  Cash                                  286,988              3,635,578

  Interest receivable                 6,255,344              3,701,612

  Other                                  55,000                      -

  Commission receivable                  17,392                      -

  Administrative fee receivable          60,000                      -
                                    -----------            -----------
                                      7,799,270              9,080,459
                                    -----------            -----------
                                    $51,540,809            $49,767,386
                                    ===========            ===========


LIABILITIES, WARRANTS,
PARTNERS' SPECIAL UNITS
& PARTNERS' DEFICIT
-----------------------

SENIOR NOTES PAYABLE                $36,000,000            $36,000,000
MORTGAGE NOTES PAYABLE                  910,472              5,110,025
LOAN PAYABLE - SUNRISE                  921,768                731,768
OTHER LIABILITIES
         Accounts payable                48,632                133,935
         Accrued fees, partners         935,796                173,220
         Accrued interest             1,009,139                971,116
         Accrued real estate taxes      134,913                281,885
         Deposits                     3,199,100              1,618,514
         Deferred income              4,656,074              3,368,908
                                    -----------            -----------
                                      9,983,654              6,547,578

WARRANTS (TEMPORARY)                          -              1,000,080

PARTNERS' EQUITY (DEFICIT)

         Partners' special units      9,000,000              9,000,000
         Partners' deficit           (5,275,085)            (8,622,065)
                                    -----------            -----------
                                      3,724,915                377,935
                                    -----------            -----------
                                    $51,540,809            $49,767,386
                                    ===========            ===========

See notes to financial statements.

                             GRANITE DEVELOPMENT PARTNERS, L.P.
                              (A Delaware Limited Partnership)
                                 STATEMENTS OF OPERATIONS

                               For the year    For the year     For the year
                                  ended           ended            ended
                                January 31,     January 31,      January 31,
                                  1997            1996             1995
                              ------------     -----------       -----------
REVENUES
  Sales of developed property  $12,367,374     $ 7,035,769       $ 8,506,100
  Cost of sales                 (7,736,755)     (2,992,237)       (6,166,987)
                              ------------     -----------       -----------
                                 4,630,619       4,043,532         2,339,113

  Interest                       1,460,006         769,467         1,093,405
  Other                            382,492         216,695            81,833
                              ------------     -----------       -----------
                                 6,473,117       5,029,694         3,514,351
                              ------------     -----------       -----------

EXPENSES
  Interest                       4,345,499       4,446,764         4,028,330
  Fees, partners                 1,445,192       1,696,385         1,730,117
  Real estate taxes                276,309         393,695           388,929
  Operating and other              515,445         572,913           241,058
  Amortization                     635,723         613,855           485,783
                              ------------     -----------       -----------
                                 7,218,168       7,723,612         6,874,217
                              ------------     -----------       -----------
                                  (745,051)     (2,693,918)       (3,359,866)

Gain on sale of partnership
  interest                               -       2,144,190                 -
Income (loss) from joint
  ventures                       2,006,273         777,200          (175,331)
                              ------------     -----------       -----------
NET INCOME (LOSS)             $  1,261,222     $   227,472       $(3,535,197)
                              ============     ===========       ===========

See notes to financial statements.

                              GRANITE DEVELOPMENT PARTNERS, L.P.
                               (A Delaware Limited Partnership)
                          STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                              Sunrise    FC-Granite,   Limited
                              Land Co.       Inc.      Partners      Total
                             --------  ------------   ---------   -----------
Balance at January 31, 1994  $    100  $ (4,350,570)  $        -  $(4,350,470)

Distribution of interest on
  special units                     -      (963,870)           -     (963,870)

Net loss                      (35,352)   (3,499,845)           -   (3,535,197)
                             --------  ------------   ----------  -----------
Balance at January 31, 1995   (35,252)   (8,814,285)           -   (8,849,537)

Net income                      2,275       225,197            -      227,472
                             --------  ------------   ----------  -----------
Balance at January 31, 1996   (32,977)  ( 8,589,088)           -  ( 8,622,065)

Capital contribution -
  exercise of warrants              -             -    3,999,960    3,999,960

Withdrawal of original
  limited partner              32,977       (32,977)           -            -

Distribution of interest
  on special units                  -    (1,914,202)           -   (1,914,202)

Net income                          -     1,261,222            -    1,261,222
                             --------  ------------   ---------- ------------
Balance at January 31, 1997  $      -  $ (9,275,045)  $3,999,960 $ (5,275,085)
                             ========  ============   ========== ============

See notes to financial statements.

                          GRANITE DEVELOPMENT PARTNERS, L.P.
                           (A Delaware Limited Partnership)
                              STATEMENTS OF CASH FLOWS
                                                     For the year      For the year   For the year
                                                        ended             ended          ended
                                                      January 31,       January 31,    January 31,
                                                         1997              1996           1995
                                                      -----------       -----------    ------------
Cash Flow from Operating Activities:
  Net income (loss)                                   $ 1,261,222       $   227,472    $ (3,535,197)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
         Amortization                                     635,723           613,855         485,783
         (Income) loss from joint ventures             (2,006,273)         (777,200)        175,331
         Gain on sale of partnership interest                   -        (2,144,190)              -
  Changes in operating assets and liabilities:
         Decrease in land and land improvements         5,330,159         1,137,066       3,406,152
         (Increase) decrease in restricted
           cash equivalents                            (3,294,438)        2,730,810      11,020,089
         Increase in mortgage notes receivable         (1,910,357)       (1,746,626)     (1,896,178)
         Increase in organization costs                         -           (50,586)       (262,976)
         Increase in interest receivable               (2,553,732)       (2,371,476)     (1,324,146)
         (Increase) decrease in other assets              (55,000)                -         261,531
         Decrease (increase) in development
           fee receivable                                       -           402,133        (402,133)
         Increase in commission receivable                (17,392)                -               -
         (Increase) decrease in administrative
           fee receivable                                 (60,000)           81,250         (81,250)
         (Decrease) increase in accounts payable          (85,303)           33,754          68,750
         Increase (decrease) in accrued
           fees, partners                                 762,576                 -         (82,243)
         Increase in accrued interest                      38,023            65,576         169,100
         (Decrease) increase in accrued
           real estate taxes                             (146,972)          208,318          (1,223)
         Increase in deposits                           1,580,586         1,116,514         494,000
         Increase in deferred income                    1,287,166         2,170,057       1,198,851
                                                      -----------       -----------     -----------
         Net cash provided by
           operating activities                           765,988         1,696,727       9,694,241
                                                      -----------       -----------     -----------

Cash Flow from Investing Activities:
  Proceeds from sale of partnership interest                    -         2,990,000               -
  Investments in and advances to affiliates            (1,173,703)       (6,060,945)     (8,638,526)
                                                      -----------       -----------     -----------
         Net cash used in investing activities         (1,173,703)       (3,070,945)     (8,638,526)
                                                      -----------       -----------     -----------

Cash Flow from Financing Activities:
  Proceeds from exercise of warrants                    2,999,880                 -               -
  Proceeds from loan payable - Sunrise                    190,000           731,768               -
  Distribution of interest on special units            (1,914,202)                -        (963,870)
  Proceeds from mortgage notes payable                    753,962         4,480,000         660,000
  Repayment of mortgage notes payable                  (4,953,515)         (718,345)       (225,430)
  Increase in mortgage procurement cost                   (17,000)          (35,701)              -
                                                      -----------       -----------     -----------
         Net cash (used in) provided by
           financing activities                        (2,940,875)        4,457,722        (529,300)
                                                      -----------       -----------     -----------

(Decrease) increase in cash                           ( 3,348,590)        3,083,504         526,415
Cash at beginning of the period                         3,635,578           552,074          25,659
                                                      -----------       -----------     -----------
Cash at end of the period                             $   286,988       $ 3,635,578     $   552,074
                                                      ===========       ===========     ===========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the year for:
                 Interest                             $ 4,307,476       $ 4,381,188     $ 4,823,139
                 Real estate taxes                    $   423,281       $   185,377     $   390,152

Supplemental Disclosure of Non-cash Activities:
     Exercise of warrants                             $ 1,000,080       $         -     $         -

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE A -         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                 POLICIES

Organization
------------
Granite Development Partners, L.P., a Delaware Limited Partnership ("the Partnership"), was formed on November 15, 1993 to acquire, develop, market and sell partnership properties, located principally in Ohio and Nevada, and may include acting as a joint venture partner with respect to certain properties. The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets. The fiscal year-end of the Partnership is January 31.

The sole general partner is FC-Granite, Inc., an Ohio corporation ("FC-Granite"). FC-Granite has made an initial capital contribution of $300. FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"), the land division subsidiary of Forest City Enterprises, Inc. ("Forest City"). Sunrise made an initial capital contribution of $100 and acted as the original limited partner until the outstanding warrants to acquire limited partnership interests were exercised on December 3, 1996.
When the first warrant was exercised, Sunrise withdrew as the original limited partner. FC-Granite owns a 25% interest and the limited partners own a 75% interest in the Partnership.

On December 3, 1996, FC-Granite exercised 9,000 warrants to purchase limited partnership units, representing a 25% ownership of the limited partnership units.

FC-Granite contributed properties with assigned values of $7,234,482 and $2,765,518 of cash related to properties originally intended to be contributed by FC-Granite but were sold prior to the formation of the Partnership in exchange for $10,000,000 special units valued at $1,111.11 per special unit. The historical cost basis of the contributed properties was $4,097,400. Until the senior notes payable are paid in full, $9,000,000 of the special units bear interest at 10.83% and will be paid pari-passu with interest on the senior notes payable and have accordingly been treated as partners' special units and the remaining $1,000,000 has been reflected as a capital contribution. The difference of $3,137,082 between the partners' special units of $10,000,000 and the historical cost basis of the contributed properties of $4,097,400 and contributed cash of $2,765,518 is reflected as a reduction of partners' equity for FC-Granite. The properties have been presented at their historical cost basis because of the affiliated ownership and common management of Sunrise, FC-Granite and the Partnership.

Sunrise has withdrawn from the Partnership upon the exercising of the warrants in fiscal 1996. With this change in the Partnership structure, all profits will be allocated to FC-Granite, the general partner, until all prior year losses initially allocated to FC-Granite are recovered. As of January 31, 1997, $2,910,064 in losses allocated to FC-Granite under the old Partnership structure have not been recovered. Once FC-Granite recoups the full allocation of losses from prior years as noted above, profits and losses of the Partnership will be allocated in accordance with the Partnership agreement.

Land Sales
----------
The Partnership follows the provisions of Statement of Financial
Accounting Standards No. 66, "Accounting for Sales of Real Estate", for reporting the disposition of properties.

Land and Land Improvements
--------------------------
Land and land improvements are recorded at cost. Upon sale, costs will be reported in cost of sales using the specific identification method. Land held for sale is recorded at the lower of carrying amount or fair value less cost to sell.

Restricted Cash Equivalents
---------------------------
In accordance with the partnership agreement, the net proceeds of the senior notes payable and warrants will be restricted to fund the development of partnership properties and joint ventures. The Partnership considers short-term commercial paper with maturities of three months or less as cash equivalents.

Investments In Joint Ventures
-----------------------------
The Partnership has invested in two joint ventures which have been accounted for under the equity method. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

The advances to the ventures represent loans which are to be repaid within the next three years.

Mortgage Procurement Costs
--------------------------
Mortgage procurement costs are being amortized over the life of the debt.

Organization Costs
------------------
Costs incurred in connection with the organization of the Partnership are deferred and amortized over five years using the straight-line method.

Income Taxes
------------
No provision or benefit for income taxes is included in the financial statements. Income taxes, if any, are the responsibility of the individual partners.

Estimates
---------
The Partnership is required to make estimates and assumptions when preparing its financial statements and accompanying notes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Deferred Income
---------------
Deferred income consists of fees and interest due from the joint ventures accounted for under the equity method. The deferred income will be recognized as the fees and interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures.

Fair Value of Financial Instruments
-----------------------------------
The Partnership's financial instruments consist principally of cash, restricted cash, mortgage notes receivable, accounts receivable, accounts payable and accrued expenses in which the fair value of these financial instruments approximates the carrying value. The Partnership determined the estimated fair value of its debt by aggregating the various types (i.e. fixed rate versus variable rate debt) and discounting future cash payments at interest rates that the Partnership believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Partnership's total debt.

New Accounting Standard
-----------------------
Effective February 1, 1996, the Partnership adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets to be held and used or disposed of should be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Partnership adopted SFAS No. 121 and determined that no impairment loss is required to be recognized for land and land improvements to be disposed of in the current year.

NOTE B -         SENIOR NOTES PAYABLE

The Partnership has issued unsecured senior notes payable ("Senior Notes") limited to the aggregate principal amount of $36,000,000. The Senior Notes bear interest at a fixed annual rate of 10.83%, payable semi-annually, and include a negative pledge covenant relating to the assets and operations of the Partnership, allowing only a collateralized working capital line not to exceed $5,000,000 and subordinated indebtedness of $5,000,000. Commencing May 15, 1995 and until such time as the principal of the Senior Notes and interest thereon is repaid in full, 100% of the cash flow of the Partnership, as defined, shall be applied to repay the Senior Notes. The Senior Notes will mature on November 15, 2003, but are subject to earlier redemption.

Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid.

NOTE C -         WARRANTS

In connection with the issuance of the Senior Notes, the Partnership sold pro-rata to the purchasers of the Senior Notes 36,000 warrants at $27.78 to purchase limited partnership units. Each warrant represented the right to purchase one limited partnership unit at an exercise price of $83.33. On December 3, 1996, all 36,000 warrants were exercised.

NOTE D -         PARTNERS' SPECIAL UNITS

Until the senior notes payable are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes. Interest incurred on the partners' special units for the years ended January 31, 1997 and 1996, totalled $985,530 and $963,870, respectively. Interest incurred from November 15, 1993 (inception) through January 31, 1995, totalled $1,172,348. During the years ended January 31, 1997 and 1995, respectively, $1,914,202 and $963,870 of the interest earned was distributed to FC-Granite, the holder of the partners' special units. As of January 31, 1997, $243,676 of the interest earned on the special units is undistributed and will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE E -         MORTGAGE NOTES PAYABLE

The Partnership entered into mortgage notes payable aggregating $597,510 and $1,110,025 at January 31, 1997 and 1996, respectively, to purchase certain properties. Amounts borrowed of $597,510 bear interest at a fixed rate of 8% per annum. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

Aggregate annual principal payments for the next four years are:
1997 - $275,430; 1998 - $202,080; 1999 - $120,000; 2000 -$-0-.

During the year ended January 31, 1997, the Partnership entered into a construction loan agreement secured by a promissory note in an amount not to exceed $1,600,000. The note bears interest at the prime rate (8.25% at January 31, 1997) and matures on August 1, 1998. As of January 31, 1997, the outstanding balance related to this loan was $312,962. The loan was established for the funding of the Fairfax Meadows development.

The Partnership held a mortgage note payable aggregating $4,000,000 during the year ended January 31, 1996. The note was collateralized by a mortgage on the 194th Street Property. On October 2, 1996, the 194th Street Property was sold to a third party purchaser. The purchaser assumed the $4,000,000 note payable and there is no recourse to the Partnership.

NOTE F -         TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the years ended January 31, 1997 and 1996, were $357,122 and $853,097, respectively. Total administrative fees accrued from November 15, 1993 (inception) through January 31, 1995, were $1,059,631. The Partnership paid administrative fees of $212,664, $853,097, and $992,049 during the years ended January 31, 1997, 1996, and 1995, respectively.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the years ended January 31, 1997 and 1996, were $580,304 and $449,754, respectively. Total development fees accrued from November 15, 1993 (inception) through January 31, 1995, were $493,839. The Partnership paid development fees of $250,641, $449,754, and $437,499 during the years ended January 31, 1997, 1996, and 1995, respectively.

In addition, real estate commissions to FC-Granite accrued for the years ended January 31, 1997 and 1996, were $507,766 and $393,534, respectively. Total real estate commissions accrued from November 15, 1993 (inception) through January 31, 1995, were $432,110. Real estate commissions paid during the years ended January 31, 1997, 1996, & 1995, were $219,311, $393,534, and $382,812, respectively.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000. The revision of the fee to $15,000 per month was restated to the original $5,000 per month. Total fees earned for the year ended January 31, 1997, were $60,000.

In addition, the Partnership is to receive a commission equal to 1% of gross sales, as defined in the Amended and Restated Silver Canyon Partnership agreement, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. Commissions of $192,588 were earned during the year ended January 31, 1997.

The Partnership has advanced $20,710,431 at January 31, 1997 and $19,443,198 at January 31, 1996 to its joint ventures (see Note H). Interest earned on the advances were $2,058,260 and $1,883,707 for the years ended January 31, 1997 and 1996, respectively. Interest earned from November 15, 1993 (inception) through January 31, 1995 totalled $873,157. Of the total interest earned of $4,815,124, $37,550 has been repaid and $4,738,685 was originally recorded as deferred income. For the years ended January 31, 1997 and 1996, $644,104 and $87,084 have been recognized as income.

FC-Granite purchased $9,000,000 of the Senior Notes and 9,000 of the warrants. As of January 31, 1995, FC-Granite sold $9,000,000 of the Senior Notes to other investors. During the year ended
January 31, 1997, FC-Granite exercised the 9,000 warrants.

During the years ended January 31, 1997 and 1996, Sunrise loaned the Partnership $190,000 and $731,768, respectively, to fund additional development expenditures at the Silver Canyon project. The loan bears interest at 10% and will be paid back when excess funds are available.

Included in restricted cash equivalents and deposits at January 31, 1997 and 1996, is $3,124,950 and $1,102,514, respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

NOTE G -         GAIN ON SALE OF PARTNERSHIP INTEREST

Silver Canyon, a Nevada limited partnership, was originally owned 55% by the Partnership and 45% by Silver Canyon Corporation ("SCC"). On January 30, 1996, the Partnership sold 21 2/3% interest in Silver Canyon (the "Partnership Interest") to American Nevada Seven Hills Limited Partnership, a Nevada limited partnership and subsidiary of American Nevada Corporation, a Nevada corporation ("ANC"), for $2,990,000. The Partnership recorded a gain of $2,144,190 on the sale of the Partnership Interest during the year ended January 31, 1996.

NOTE H -         INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Through January 30, 1996, the Partnership had a 55% interest in Silver Canyon Partnership. On January 30, 1996, the Partnership sold 21 2/3% of its Partnership Interest in the Silver Canyon Partnership to ANC. Prior to the sale, the Partnership's investment in Silver Canyon Partnership at January 31, 1996 and 1995, was $2,147,055 and $1,808,461, respectively. Subsequent to the sale, the Partnership's investment in Silver Canyon Partnership at January 31, 1996, was $1,301,245. Pursuant to the Amended and Restated Partnership Agreement, subsequent to the sale the Partnership has a 33 1/3% interest in Silver Canyon Partnership. The Partnership's investment in Silver Canyon Partnership at January 31, 1997, was $2,929,217.

The Partnership has a 30% interest in Eaton Estate Partnership.
The Partnership's investment in Eaton Estate Partnership at January 31, 1997 and 1996, was $2,332,049 and $1,940,135, respectively.

The Partnership has also advanced $20,710,431 at January 31, 1997 and $19,443,198 at January 31, 1996 to the partnerships. The balance funded by the Partnership to the Silver Canyon Partnership as of January 31, 1996 was $19,443,198. Pursuant to the Amended and Restated Partnership agreement for the Silver Canyon Partnership, the Partnership's original obligation to make loans to Silver Canyon Partnership was capped at the current level of funding at January 31, 1996. The agreement also provides that the Partnership is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Funds advanced to Silver Canyon Partnership as of January 31, 1996, bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.25% at January 31, 1997). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%). Shown below is summarized financial information relative to the partnerships.

         Balance Sheet                             January 31,    January 31,
         -------------                                1997           1996
                                                   -----------    -----------
         Assets, primarily undeveloped land        $63,987,341    $62,746,954

         Liabilities, primarily long-term debt      49,202,632     51,832,621
                                                   -----------    -----------
           Partners' equity                         14,784,709     10,914,333
         Less:  Outside partners' equity             9,523,443      7,672,953
                                                   -----------    -----------
         Investment in Joint Ventures              $ 5,261,266    $ 3,241,380
                                                   ===========    ===========

For the year ended January 31, 1997, the Silver Canyon Partnership generated income of $2,595,760, of which $1,627,972 has been recorded by the Partnership under the equity method. For the year ended January 31, 1996, the Silver Canyon Partnership generated income of $615,625, of which $338,594 has been recorded by the Partnership under the equity method.

For the year ended January 31, 1997, the Eaton Estate Partnership generated income of $1,261,003 primarily from the proceeds from sales of developed property offset by real estate taxes, commissions, interest and other miscellaneous expenses, of which $378,301 has been recorded by the Partnership under the equity method. For the year ended January 31, 1996, the Eaton Estate Partnership generated income of $1,462,021 of which $438,606 has been recorded by the Partnership under the equity method.

NOTE I -         PARTICIPATION IN CASH FLOWS

Once the senior notes payable and partners' special units have been paid in full and the capital accounts of the general and limited partners have been repaid, FC-Granite will receive distributions of 25% of available cash, as defined.


                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Silver Canyon Partnership

We have audited the accompanying balance sheets of Silver Canyon Partnership (A Nevada General Partnership) as of January 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended January 31, 1997 and the financial statement schedules listed in the Index at Item 14 (a) (3) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Canyon Partnership as of January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                    /S/ Coopers & Lybrand, L.L.P.
                                    -----------------------------
                                    Coopers & Lybrand, L.L.P.



Cleveland, Ohio
April 30, 1997

                                SILVER CANYON PARTNERSHIP
                             (A Nevada General Partnership)
                                     BALANCE SHEETS
                                                January 31,
                                       ------------------------------
                                           1997             1996
                                       -------------     ------------
ASSETS
------
LAND                                    $ 21,202,006     $23,050,271
LAND IMPROVEMENTS                         30,007,910      28,015,814
                                        ------------     -----------
                                          51,209,916      51,066,085

RESTRICTED CASH                              189,666         219,935

MORTGAGE NOTES RECEIVABLE                    963,032       1,537,781

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $220,931 at January 31, 1997 and
    $73,334 at January 31, 1996              221,862         256,666
  Organization costs, net of
    accumulated amortization of
    $73,312 at January 31, 1997 and
    $37,314 at January 31, 1996              152,850         217,836
  Fixed assets, net of accumulated
    depreciation of $6,096 at
    January 31, 1997 and $3,658
    at January 31, 1996                        8,239          10,677
  Cash                                       302,081         173,467
  Funds in escrow                          1,311,087         670,000
  Other assets                               137,689          48,384
                                         -----------     -----------
                                           2,133,808       1,377,030
                                         -----------     -----------
                                         $54,496,422     $54,200,831
                                         ===========     ===========

LIABILITIES AND
PARTNERS' EQUITY
----------------
LOAN PAYABLE - GMAC                      $14,672,880     $24,185,691
LOAN PAYABLE - GRANITE                    20,710,431      19,443,198
LOAN PAYABLE - ANC                         2,140,336       1,650,000
OTHER LIABILITIES
         Accounts payable, trade           3,290,935       1,448,030
         Accounts payable,
           management fee                    326,667               -
         Accrued interest payable          5,099,891       2,933,916
         Accrued development fees,
           partners                          666,013               -
         Accrued commissions                  78,109               -
         Accrued expenses                    107,960               -
         Accrued salaries                    211,551         132,946
         Accrued real estate taxes            33,063          69,224
         Deposits                            430,000         605,000
         Deferred income                     400,000               -
                                         -----------     -----------
                                          10,644,189       5,189,116

ADVANCE TO PARTNER                          (580,000)       (580,000)
PARTNERS' EQUITY                           6,908,586       4,312,826
                                         -----------     -----------
                                           6,328,586       3,732,826
                                         -----------     -----------
                                         $54,496,422     $54,200,831
                                         ===========     ===========

See notes to financial statements.

                              SILVER CANYON PARTNERSHIP
                            (A Nevada General Partnership)
                               STATEMENTS OF OPERATIONS
                               For the year    For the year    For the year
                                  ended           ended           ended
                               January 31,      January 31,     January 31,
                                  1997              1996            1995
                              ------------      -----------     -----------
  REVENUES
    Sales of developed
      property                $ 15,028,556      $ 2,941,692     $         -
    Grading revenue                210,426           87,637               -
    Cost of sales              (10,693,499)      (1,768,314)              -
                              ------------      -----------     -----------
                                 4,545,483        1,261,015               -

    Other                          180,373          132,033          32,074
                              ------------      -----------     -----------
                                 4,725,856        1,393,048          32,074
                              ------------      -----------     -----------
  EXPENSES
    Interest expense                     -              221         300,306
    Fees, partners                 120,000           75,000          75,000
    Commissions                  1,054,765          126,976               -
    Salaries and benefits           78,605           35,893         106,098
    Legal and professional         132,131           95,842               -
    Travel and entertainment        56,398          106,703          27,261
    Real estate taxes                    -                -          49,441
    Operating and other            502,164          231,215         147,703
    Depreciation and
      amortization                 186,033          105,573           8,733
                              ------------      -----------     -----------
                                 2,130,096          777,423         714,542
                              ------------      -----------     -----------
  NET INCOME (LOSS)           $  2,595,760      $   615,625     $  (682,468)
                              ============      ===========     ===========

See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                           Granite
                                            Silver
                                Silver    Development    American
                                Canyon     Partners,      Nevada
                              Corporation    L.P.      Corporation     Total
                              -----------  ----------  -----------  ----------
Balance at January 31, 1994    $3,195,851  $1,183,818  $        -   $4,379,669
  (unaudited)

Contribution                            -   1,000,000           -    1,000,000

Distribution                   (1,000,000)          -           -   (1,000,000)

Net loss                         (307,111)   (375,357)          -     (682,468)
                              -----------  ----------  ----------   ----------
Balance at January 31, 1995     1,888,740   1,808,461           -    3,697,201

Net income                        277,031     338,594           -      615,625
                              -----------  ----------  ----------   ----------
  Subtotal                      2,165,771   2,147,055           -    4,312,826

Purchase of partnership
  interest by ANC                (561,496)   (845,810)  1,407,306            -
                              -----------  ----------  ----------   ----------
  Subtotal                      1,604,275   1,301,245   1,407,306    4,312,826

Advance to Partner               (580,000)          -           -     (580,000)
                              -----------  ----------  ----------   ----------
Balance at January 31, 1996     1,024,275   1,301,245   1,407,306    3,732,826

Net income                        905,397   1,627,972      62,391    2,595,760
                              -----------  ----------  ----------   ----------
Balance at January 31, 1997    $1,929,672  $2,929,217  $1,469,697   $6,328,586
                              ===========  ==========  ==========   ==========

See notes to financial statements.

                           SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                           STATEMENTS OF CASH FLOWS
                                                 For the year    For the year     For the year
                                                     ended           ended            ended
                                                  January 31,     January 31,      January 31,
                                                     1997            1996             1995
                                                ------------    ------------     ------------
Cash Flow from Operating Activities:
  Net income (loss)                             $  2,595,760    $    615,625     $   (682,468)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
         Depreciation and amortization               186,033         105,573            8,733
         Write off of organization costs              28,988               -                -
  Changes in operating assets and liabilities:
         Increase in land and
           land improvements                        (143,831)    (15,537,736)     (12,204,351)
         Decrease (increase) in mortgage
           notes receivable                          574,749      (1,537,781)               -
         Decrease (increase) in
           restricted cash                            30,269        (219,935)               -
         Increase in organization costs                    -         (64,623)        (190,527)
         Decrease (increase) in accounts
           receivable                                      -          43,048          (43,048)
         Increase in funds in escrow                (641,087)       (670,000)               -
         Increase in other assets                    (89,305)        (46,198)          (2,186)
         Increase (decrease) in accounts
           payable - trade                         1,842,905      (2,442,159)       3,888,167
         Increase (decrease) in accounts
           payable - management fee                  326,667         (81,250)          75,000
         Increase in accrued interest              2,165,975       2,033,293          790,812
         Increase (decrease) in accrued
           development fees, partners                666,013        (402,133)         402,133
         Increase in accrued commissions              78,109               -                -
         Increase in accrued expenses                107,960               -                -
         Increase in accrued salaries                 78,605         132,946                -
         (Decrease) increase in accrued
           real estate taxes                         (36,161)        (87,188)         156,412
         (Decrease) increase in deposits            (175,000)        605,000                -
         Increase in deferred income                 400,000               -                -
                                                ------------    ------------     ------------
         Net cash provided by (used in)
           operating activities                    7,996,649     (17,553,518)      (7,801,323)
                                                ------------    ------------     ------------
Cash Flow from Investing Activities:
  Purchase of fixed assets                                 -               -          (11,797)
                                                ------------    ------------     ------------
         Net cash used in investing
           activities                                      -               -          (11,797)
                                                ------------    ------------     ------------
Cash Flow from Financing Activities:
  Repayment of mortgage loans payable                      -     (10,071,290)               -
  Repayment of notes payable                               -      (3,191,074)               -
  Proceeds from notes payable                              -               -           38,580
  Proceeds from loan payable - GMAC               12,849,355      24,185,691                -
  Repayment of loan payable - GMAC               (22,362,166)              -                -
  Proceeds from loan payable - GRANITE             1,267,233       6,058,962        7,779,236
  Proceeds from loan payable - ANC                   490,336       1,650,000                -
  Partner capital contribution                             -               -        1,000,000
  Partner capital distribution                             -               -       (1,000,000)
  Increase in mortgage procurement costs            (112,793)       (330,000)               -
  Advance to partner                                       -        (580,000)               -
                                                ------------    ------------     ------------
         Net cash (used in) provided
           by financing activities                (7,868,035)     17,722,289        7,817,816
                                                ------------    ------------     ------------

Increase in cash                                     128,614         168,771            4,696
Cash at beginning of the period                      173,467           4,696                -
                                                ------------     -----------     ------------
Cash at end of the period                       $    302,081     $   173,467     $      4,696
                                                ============     ===========     ============

Supplemental Disclosure of Cash Flow Information
         Cash paid during the year for:
              Interest                          $  2,345,627    $  1,778,518      $   977,548
              Real estate taxes                 $    166,876    $    248,445      $   192,993

See notes to financial statements.

                          SILVER CANYON PARTNERSHIP
                       (A Nevada General Partnership)
                      NOTES TO THE FINANCIAL STATEMENTS

NOTE A -         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                 POLICIES

Organization
------------
Silver Canyon Partnership ("the Partnership"), was formed on January 7, 1994 to acquire, own, plan, develop, operate, improve, lease, manage, sell, finance and refinance and otherwise deal with Partnership properties located in Henderson, Nevada. The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets.

The original partners include Granite Silver Development Partners, L.P., a Delaware Limited Partnership ("Granite"), and Silver Canyon Corporation, a Nevada Corporation ("SCC"). Granite Development Partners, L.P. owns approximately 100% of Granite. SCC has made an initial capital contribution of land with an assigned value agreed upon by the partners of $4,500,000. As of January 31, 1995, Granite has made a total initial cash capital contribution of $2,250,000. The cash from Granite's contribution was distributed to SCC. Through January 30, 1996, Granite owned a 55% interest and SCC owned a 45% interest in the Partnership. On January 30, 1996, Granite sold to American Nevada Corporation ("ANC") a 21 2/3% partnership interest in the Partnership. SCC sold to ANC a 11 2/3% partnership interest in the Partnership. Upon the execution of the Amended and Restated Partnership Agreement, ANC acquired interests in the Partnership representing in the aggregate a 33 1/3% interest.

Profits, losses and distributions are allocated to the partners as provided in the Amended and Restated Partnership Agreement.

Land Sales
----------
The Partnership follows the provisions of Statement of Financial
Accounting Standards No. 66, "Accounting for Sales of Real Estate", for reporting the disposition of properties.

Land and Land Improvements
--------------------------
Land and land improvements are recorded at cost. Upon sale, costs will be reported in cost of sales on the basis of the relative sales value of each parcel. Land held for sale is recorded at the lower of carrying amount or fair value less cost to sell.

Restricted Cash
---------------
Pursuant to the loan agreement with General Motors Acceptance
Corporation - Residential Funding Corporation ("GMAC"), a restricted cash account was established to pay qualified project expenditures as determined by GMAC.

Mortgage Procurement Costs
--------------------------
Mortgage procurement costs are being amortized over the life of the debt.

Organization Costs
------------------
Costs incurred in connection with the organization of the Partnership are deferred and amortized over five years using the straight-line method.

Fixed Assets
------------
Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets.

Income Taxes
------------
No provision or benefit for income taxes is included in the financial statements. Income taxes, if any, are the responsibility of the individual partners.

Estimates
---------
The Partnership is required to make estimates and assumptions when preparing its financial statements and accompanying notes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Deferred Income
---------------
Deferred income consists of revenue from sales recorded on an option basis. The deferred income related to sales recorded on an option basis will be recognized when the last option pertaining to the sale of a parcel is exercised.

Fair Value of Financial Instruments
-----------------------------------
The Partnership's financial instruments consist principally of cash, restricted cash, mortgage notes receivable, accounts receivable, accounts payable and accrued expenses in which the fair value of these financial instruments approximate the carrying value. The Partnership determined the estimated fair value of its debt by aggregating the various types (i.e. fixed rate versus variable rate debt) and discounting future cash payments at interest rates that the Partnership believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Partnership's total mortgage debt.

New Accounting Standard
-----------------------
Effective February 1, 1996, the Partnership adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets to be held and used or disposed of should be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Partnership adopted SFAS No. 121 and determined that no impairment loss is required to be recognized for land and land improvements to be disposed of in the current year.

Financial Statement Presentation
--------------------------------
The unaudited financial statements for the period from January 7, 1994 (inception) to January 31, 1994 have been prepared in accordance with the accounting policies described above and have been presented pursuant to Rule 3-09, paragraph (b) of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the period from January 7, 1994 (inception) to January 31, 1994 have been made.

NOTE B -         MORTGAGE, LOAN AND OTHER NOTES PAYABLE

During the year ended January 31, 1996, the Partnership repaid seven mortgage notes payable in the aggregate amount of $10,071,290 that were initially entered into to purchase certain properties. The interest rates on the mortgage notes were fixed between 8% and 12% per annum. Additionally, the Partnership repaid a note in the amount of $3,152,494 due to a third party vendor. The note was non-interest bearing. The Partnership also repaid miscellaneous notes payable in the aggregate amount of $38,580. The notes were repaid in advance together with all accrued interest.

The Partnership entered into a loan agreement with GMAC, whereupon all existing mortgage and notes payable, together with accrued interest, were repaid from the initial advance. Under the agreement, GMAC will also fund development expenditures of the property. GMAC has agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount not to exceed $26,000,000. The loan bears interest at one and three-fourths percent above the prime rate (8.25% at January 31, 1997). The loan is due on June 7, 1998. Subsequently, the Partnership entered into an amended loan agreement with GMAC increasing the amount of funding available to $30,000,000. The additional $4,000,000 is available to fund development expenditures related to specific parcels of land that are to be fully developed by the Partnership prior to sale to a third party. Interest on the outstanding principal balance is due and payable monthly in arrears.

NOTE C - TRANSACTIONS WITH AFFILIATES

Granite and SCC are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, Granite is to receive a monthly administrative fee in the amount of $5,000 per month. Total fees accrued for the year ended January 31, 1997, were $60,000.

Granite was paid a monthly administrative fee of $6,250 as compensation for its services in administering the business of the Partnership through January 31, 1996. Total administrative fees incurred and paid for the year ended January 31, 1996 were $75,000.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, SCC is to receive a monthly fee of $5,000 per month for the coordination of the construction and operation of the golf course. Total fees accrued for the year ended January 31, 1997, were $60,000.

Pursuant to the Amended and Restated Partnership Agreement, as of January 31, 1996, American Nevada Corporation ("ANC") will be paid a fee equal to 4% of all project costs, as defined, incurred on behalf of the Partnership, as compensation for its services in managing the development of the Partnership Properties. Total development fees incurred for the year ended January 31, 1997, totalled $606,013. Development fees incurred are capitalized to land held for development and written off through cost of sales as sales of developed properties occur.

In addition, ANC shall be paid a fee equal to 4.5% of gross sales, as defined, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. Total fees earned and paid to ANC as of January 31, 1997, totalled $695,337. Also, in consideration of substantial pre-marketing activities undertaken by SCC and other marketing activities performed by Granite, each is to be paid a marketing fee of one percent of gross sales. For the year ended January 31, 1997, marketing fees earned by and paid to SCC and Granite were $166,840 and $192,588, respectively.

Granite has advanced $20,710,431 at January 31, 1997 and
$19,443,198 at January 31, 1996 to the Partnership. Pursuant to the Amended and Restated Partnership agreement for the Silver
Canyon Partnership, Granite's original obligation to make loans to Silver Canyon Partnership was capped at the current level of funding at January 31, 1996. The agreement also provides that Granite is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Pursuant to the agreement, Granite loaned the Partnership an additional $1,267,233 during the year ended January 31, 1997. Funds advanced to Silver Canyon
Partnership as of January 31, 1996, bear interest at ten percent
(10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.25% at January 31, 1997). In accordance with the Amended and Restated Partnership Agreement, the loans have no maturity date and will be repaid through the distribution of cash flow. Total interest incurred on the loans amounted to $2,058,260 and $1,883,707 for the years ended January
31, 1997 and 1996, respectively.

Pursuant to the Amended and Restated Partnership Agreement, the Partnership advanced to SCC $580,000 on January 30, 1996. The advance is non-interest bearing and will be repaid from future cash flow distributions. Accordingly, the advance has been reflected as a reduction of partners' equity.

In addition, pursuant to the Amended and Restated Partnership Agreement, ANC loaned to the Partnership $1,650,000 as of January 31, 1996. The loan bears interest at one and three-fourths percent above the prime rate and will be repaid through the distribution of cash flow. The agreement also provides that ANC is to provide up to one-third of $9,000,000 as additional loans as funds are required. Pursuant to the agreement, ANC loaned the Partnership an additional $490,336 during the year ended January 31, 1997.

NOTE D -         CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest expense and real estate tax expense allocated to land held for development is capitalized. For the years ended January 31, 1997 and 1996, total interest charges were $4,511,602 and $3,811,811 of which $4,511,602 and $3,811,590 were capitalized, respectively. For the years ended January 31, 1997 and 1996, total real estate taxes were $104,601 and $161,257, respectively, of which $104,601 was capitalized at January 31, 1997 and $161,257 was capitalized at January 31, 1996.


Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

         None

                              PART III
                              --------

Item 10. Directors and Executive Officers of the General Partner of
-------------------------------------------------------------------
         the Registrant
         --------------

    The following table sets forth the names of the officers and directors of the General Partner:
                 NAME                   OFFICE
                 ----                   ------
                 Robert F. Monchein     President
                 Samuel H. Miller       Vice President, Director
                 Thomas G. Smith        Secretary
                 Nathan Shafran         Treasurer
                 Albert B. Ratner       Director
                 Charles A. Ratner      Director

    Robert F. Monchein, age 52, is the President of the General
Partner and Sunrise. Mr. Monchein joined Forest City in 1979 and assumed the office of President of Sunrise in 1983.

    Samuel H. Miller, age 75, is the Vice President of the General Partner and Sunrise. Mr. Miller is also a director of the General Partner and Sunrise. Mr. Miller joined Forest City in 1945 and assumed the office of Vice President of Sunrise in 1986.

    Thomas G. Smith, age 56, is the Secretary of the General
Partner.  Mr. Smith joined Forest City in 1985 as Senior Vice
President and Chief Financial Officer.

    Nathan Shafran, age 83, is the Treasurer of the General
Partner.  Mr. Shafran joined Forest City in 1939 and is currently
Vice Chairman of the Board of Directors.

    Albert B. Ratner, age 69, is a Director of the General Partner and Sunrise. Mr. Ratner joined Forest City in 1951 and has served as Chief Executive Officer and Vice Chairman of the Board since
1993.  Mr. Ratner is also a director of American Greetings
Corporation.

    Charles A. Ratner, age 55, is a Director of the General
Partner. Mr. Ratner joined Forest City in 1966 and has served as its President and Chief Operating Officer since 1993.

Item 11.  Executive Compensation
--------------------------------

    The officers and directors of the General Partner are neither employed by nor compensated by the Partnership. All compensation paid to affiliates of the General Partner are defined in a management agreement between the Partnership and Sunrise Land
Company, an affiliate of the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and
------------------------------------------------------------
         Management
         ----------

         None

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
    There are certain family relationships among the executive officers of Forest City, Sunrise and the General Partner. Charles
A. Ratner is the brother of James A. Ratner and Ronald A. Ratner, and the cousin of Albert B. Ratner.

                                PART IV
                                -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
----------------------------------------------------------------
         Form 8-K
         --------
(a)      (1)     The following financial statements of Granite
                 Development Partners, L.P. and the report of the independent accountants are included in Part II, Item 8:

                 Report of Independent Accountants

                 Financial Statements:

                         Balance Sheets - January 31, 1997 and 1996.
                         Statements of Operations for the years ended
                           January 31, 1997, 1996, and 1995.
                         Statements of Changes in Partners' Deficit for the
                           years ended January 31, 1997, 1996, and 1995.
                         Statements of Cash Flows for the years ended
                           January 31, 1997, 1996, and 1995.
                         Notes to Financial Statements

(a)      (2)     The following financial statements of Silver Canyon
                 Partnership and the report of the independent accountants are included:

                 Report of Independent Accountants

                 Financial Statements:

                         Balance Sheets - January 31, 1997 and 1996.
                         Statements of Operations for the years ended
                           January 31, 1997, 1996, and 1995.
                         Statements of Changes in Partners' Equity for
                           the years ended January 31, 1997, 1996, and 1995.
                         Statements of Cash Flows for the years ended January
                           31, 1997, 1996, and 1995.
                         Notes to Financial Statements

(a)      (3)     The following financial statement schedules are included
                 in Part IV, Item 14(d):

                 Schedule III-Real Estate and Accumulated Depreciation

                 Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)      (4)     Exhibits:

                 No. 3.1 Summary of the Partnership Agreement of Limited Partnership adopted November 15, 1993 was filed with the Registration Statement on Form S-11 filed with the Commission on November 4, 1994 and is hereby incorporated by reference.

                 No. 4.1 The Prospectus for the S-11 offering of 36,000 warrants and partnership units and the Prospectus for the S-4 Offer to Exchange Senior Notes was filed with the Commission on November 4, 1994 and is hereby incorporated by reference.

                 No. 5.1 The Prospectus for the Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 was filed with the Commission on September 6, 1996 and is hereby incorporated by reference.



(b)              Reports on Form 8-K

                 No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.


                              SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Granite Development Partners, L.P.
                            ----------------------------------
                                     (Registrant)


DATE:   April 30, 1997      /s/ Robert F. Monchein
        --------------      ----------------------
                            Robert F. Monchein
                            President
                            FC-Granite, Inc., the general partner
                            of Granite Development Partners, L.P.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Robert F. Monchein      President, FC-Granite, Inc.,   Date:April 30, 1997
----------------------      the general partner of Granite      --------------
Robert F. Monchein          Development Partners, L.P.

Principal Financial and
Accounting Officer:
/s/ Mark A. Ternes          Controller, FC-Granite, Inc.,  Date:April 30, 1997
------------------          the general partner of Granite      --------------
Mark A. Ternes              Development Partners, L.P.

/s/ Samuel H. Miller        Vice President, Director       Date:April 30, 1997
--------------------                                            --------------
Samuel H. Miller

/s/ Thomas G. Smith         Secretary                      Date:April 30, 1997
-------------------                                             --------------
Thomas G. Smith

/s/ Nathan Shafran          Treasurer                      Date:April 30, 1997
------------------                                              --------------
Nathan Shafran

/s/                         Director                       Date:
-------------------                                             --------------
Albert B. Ratner

/s/ Charles A. Ratner       Director                       Date:April 30, 1997
---------------------                                           --------------
Charles A. Ratner

                                        Granite Development Partners, L.P.
                                         Schedule III - Real Estate Owned

                                                    Amount of          Initial   cost                    Cost capitalized
                                                   encumbrance         to    Company                 subsequent to acquisition
                                                  at January 31,   -----------------------------     ---------------Carrying--
Description of property                              1997  (A)         Land        Improvements      Improvements     Costs
-----------------------                           -------------    -----------    --------------     ------------     --------
Undeveloped land, North Miami Beach, Florida      $                $ 9,712,620                       $        -
Developed and undeveloped land, Kirtland and
  Kirtland Hills, Ohio                                               1,660,876                          503,815
Undeveloped commercial land, Strongsville, Ohio                        617,957                           20,586
Undeveloped commercial land, Parma, Ohio                               554,664                            9,373
Undeveloped land, Middleburg Heights, Ohio                             718,683                                -
Undeveloped land, North Royalton, Ohio                                 232,049                          606,895
Undeveloped land, Solon, Ohio                                          464,825                          263,999
Undeveloped commercial land, North Olmsted, Ohio                       305,923                           37,658
Developed land, North Royalton, Ohio                                   160,397                                -
Undeveloped land, Twinsburg, Ohio                     237,510        1,179,875                           80,879
Undeveloped land, Olmsted Falls, Ohio                                1,102,526                                -
Undeveloped land, Newbury Township, Ohio                               460,842                          415,875
Undeveloped land, Medina, Ohio                        672,962           42,545                          507,535
Undeveloped land, Medina, Ohio                                         131,382                           29,831
Senior Notes Payable                               36,000,000                -
                                                  -----------      -----------      -----------      ----------  -----
                                                  $36,910,472      $17,345,164      $         -      $2,476,446  $   -
                                                  ===========      ===========      ===========      ==========  =====

(A)  Land held by the unconsolidated joint ventures, included in Note G to the financial statements, also encumbered by the senior notes payable totals $23,628,494.

                                    Granite Development Partners, L.P.
                                Schedule III - Real Estate Owned (continued)
                                                Gross amount at which
                                                 carried at close of
                                                  January 31, 1997
                                              --------------------------------------
Description of property                          Land     Improvements     Total(B)
-----------------------                       ----------  ------------   -----------
Undeveloped land, North Miami Beach, Florida  $        -             -   $         -
Developed and undeveloped land, Kirtland and
   Kirtland Hills, Ohio                          672,440       503,815     1,176,255
Undeveloped commercial land, Strongsville, Ohio  501,480        20,586       522,066
Undeveloped commercial land, Parma, Ohio          51,216         9,373        60,589
Undeveloped land, Middleburg Heights, Ohio             -             -             -
Undeveloped land, North Royalton, Ohio           138,121       606,895       745,016
Undeveloped land, Solon, Ohio                    509,538       263,999       773,537
Undeveloped commercial land, North Olmsted, Ohio 183,102        37,658       220,760
Developed land, North Royalton, Ohio             112,113             -       112,113
Undeveloped land, Twinsburg, Ohio              1,180,611        80,879     1,261,490
Undeveloped land, Olmsted Falls, Ohio                  -             -             -
Undeveloped land, Newbury Township, Ohio         385,687       415,875       801,562
Undeveloped land, Medina, Ohio                   665,103       507,535     1,172,638
Undeveloped land, Medina, Ohio                    72,808        29,831       102,639
Senior Notes Payable                                                               -
                                             -----------    ----------   -----------
                                             $ 4,472,219    $2,476,446   $ 6,948,665
                                             ===========    ==========   ===========

(B)  Reconciliations of total real estate carrying value are as follows:
                                                1997           1996
                                             -----------    -----------
     Balance at beginning of period          $12,278,824    $13,415,890

     Additions during period -
       Improvements                            2,406,596      1,185,587
       Other acquisitions                              -        669,584
                                             -----------    -----------
                                              14,685,420     15,271,061
                                             -----------    -----------

     Deductions during period -
       Cost of real estate sold               (7,736,755)    (2,992,237)
                                             -----------    -----------
     Balance at end of period                $ 6,948,665    $12,278,824
                                             ===========    ===========

                                       Silver Canyon Partnership
                                    Schedule III - Real Estate Owned
                                    Amount of         Initial   cost                    Cost capitalized
                                   encumbrance         to    Company                subsequent to acquisition
                                  at January 31,-----------------------------      ---------------Carrying---
Description of property               1997           Land        Improvements     Improvements     Costs
-----------------------           -----------   -----------      ------------      -----------    -----------
Developed land, Henderson, Nevada $14,672,880   $23,323,784                        $30,007,910
                                  -----------   -----------      ------------      -----------    -----------
                                  $14,672,880   $23,323,784      $          -      $30,007,910    $         -
                                  ===========   ===========      ============      ===========    ===========

                                            Silver Canyon Partnership
                                  Schedule III - Real Estate Owned (continued)
                                               Gross amount at which
                                                 carried at close of
                                                  January 31, 1997
                                      --------------------------------------
Description of property                   Land     Improvements    Total(A)
-----------------------               -----------  ------------  -----------
Developed land, Henderson, Nevada     $21,202,006   $30,007,910  $51,209,916
                                      -----------  ------------  -----------
                                      $21,202,006   $30,007,910  $51,209,916
                                      ===========  ============  ===========

(A)  Reconciliations of total real estate carrying value are as follows:

                                         1997           1996
                                      -----------   -----------
     Balance at beginning of period   $51,066,085   $35,528,349

       Additions during period -
         Improvements                  10,837,330    17,306,050
         Other acquisitions                     -             -
                                      -----------   -----------
                                       61,903,415    52,834,399
       Deductions during period -
         Cost of real estate sold     (10,693,499)   (1,768,314)
                                      -----------   -----------
     Balance at end of period         $51,209,916   $51,066,085
                                      ===========   ===========