Form 10-Q
period 1997-04-30
GRANITE DEVELOPMENT PARTNERS LP
filed 1997-06-16
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                    - - - - - - - - - - - - -
                            FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended  April 30, 1997
                                       ----------------

                               OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934


        For the transition period from             to
                                      ------------    -----------

Commission file number 033-80104
                       ---------

               GRANITE DEVELOPMENT PARTNERS, L.P.
               ----------------------------------
     (Exact name of registrant as specified in its charter)


         Delaware                          34-1754061
----------------------------              ----------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)


10800 Brookpark Road     Cleveland, Ohio              44130
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    216-267-1200
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X       NO
                           -------       -------


PART I.  FINANCIAL INFORMATION

               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
                         BALANCE SHEETS

                                       April 30,     January 31,
                                        1997            1997
                                     -----------     -----------
                                     (Unaudited)     (Restated)
ASSETS
------
LAND                                 $ 4,218,715     $ 4,472,219
LAND IMPROVEMENTS                      2,481,776       2,476,446
                                     -----------     -----------
                                       6,700,491       6,948,665

RESTRICTED CASH EQUIVALENTS            5,297,146       4,602,891

MORTGAGE NOTES RECEIVABLE              6,139,132       6,323,446

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                      26,601,740      25,866,537

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $1,561,018 at April 30, 1997 and
    $1,446,575 at January 31, 1997       719,583         826,126

  Organization costs, net of
    accumulated amortization of
    $515,030 at April 30, 1997 and
    $449,697 at January 31, 1997         233,087         298,420

  Cash                                   237,751         286,988

  Interest receivable                  5,760,471       5,207,019

  Other                                   80,500          55,000

  Commission receivable                        -          17,392

  Administrative fee receivable           75,000          60,000
                                     -----------     -----------
                                       7,106,392       6,750,945
                                     -----------     -----------
                                     $51,844,901     $50,492,484
                                     ===========     ===========

LIABILITIES,
PARTNERS'SPECIAL UNITS
& PARTNERS' DEFICIT
----------------------

SENIOR NOTES PAYABLE                 $36,000,000     $36,000,000
MORTGAGE NOTES PAYABLE                   785,972         910,472
LOAN PAYABLE - SUNRISE                   921,768         921,768
OTHER LIABILITIES
     Accounts payable                    170,643          48,632
     Accrued fees, partners            1,078,721         935,796
     Accrued interest                  2,009,604       1,009,139
     Accrued real estate taxes           154,836         134,913
     Deposits                          3,605,298       3,199,100
     Deferred income                   5,111,226       4,656,074
                                     -----------     -----------
                                      12,130,328       9,983,654


PARTNERS' EQUITY (DEFICIT)

     Partners' special units           9,000,000       9,000,000
     Partners' deficit                (6,993,167)     (6,323,410)
                                     -----------     -----------
                                       2,006,833       2,676,590
                                     -----------     -----------
                                     $51,844,901     $50,492,484
                                     ===========     ===========

See notes to financial statements.


               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                          Three Months Ended
                                               April 30,
                                     ---------------------------
                                         1997            1996
                                     -----------     -----------
                                                      (Restated)
     REVENUES
       Sales of developed property   $   791,497     $         -
       Cost of sales                    (523,898)              -
                                     -----------     -----------
                                         267,599               -

       Interest                          231,873         109,601
       Other                              55,386          15,543
                                     -----------     -----------
                                         554,858         125,144
                                     -----------     -----------
     EXPENSES
       Interest                        1,009,832       1,114,441
       Fees, partners                    142,925         201,630
       Real estate taxes                  46,337          97,503
       Operating and other                23,135          65,934
       Amortization                      179,776         155,461
                                     -----------     -----------
                                       1,402,005       1,634,969
                                     -----------     -----------
                                        (847,147)     (1,509,825)

     Income (loss) from joint
       ventures                          177,390         (12,237)
                                     -----------     -----------
     NET LOSS                        $  (669,757)    $(1,522,062)
                                     ===========     ===========

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                              Sunrise    FC-Granite,   Limited
                              Land Co.       Inc.      Partners      Total
                             --------- ------------   ---------- ------------
Balance at January 31, 1994  $    100  $ (4,350,570)  $        -  $(4,350,470)

Distribution of interest on
  special units                     -      (963,870)           -     (963,870)

Net loss (restated)           (39,032)   (3,864,124)           -   (3,903,156)
                             --------   -----------   ----------  -----------
Balance at January 31, 1995
  (restated)                  (38,932)   (9,178,564)           -   (9,217,496)

Net loss (restated)            (1,585)     (156,902)           -     (158,487)
                             --------  ------------   ---------- ------------
Balance at January 31, 1996
  (restated)                  (40,517)   (9,335,466)           -   (9,375,983)

Capital contribution -
  exercise of warrants              -             -    3,999,960    3,999,960

Withdrawal of original
  limited partner              40,517       (40,517)           -            -

Distribution of interest
  on special units                  -    (1,914,202)           -   (1,914,202)

Net income (restated)               -       966,815            -      966,815
                             --------  ------------   ---------- ------------
Balance at January 31, 1997
  (restated)                        -   (10,323,370)  3,999,960    (6,323,410)

Net loss for the three months
  ended April 30, 1997              -      (167,439)    (502,318)    (669,757)
                             --------  ------------   ---------- ------------
Balance at April 30, 1997
  (unaudited)                $      -  $(10,490,809)  $3,497,642 $ (6,993,167)
                             ========  ============   ========== ============

See notes to financial statements.

                                          GRANITE DEVELOPMENT PARTNERS, L.P.
                                           (A Delaware Limited Partnership)
                                               STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                    Three Months Ended
                                                        April 30,
                                                --------------------------
                                                    1997           1996
                                                -----------   ------------
                                                               (Restated)
Cash Flow from Operating Activities:
  Net loss                                      $  (669,757)  $ (1,522,062)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Amortization                                   179,776        155,461
     (Income) loss from joint ventures             (177,390)        12,237
  Changes in operating assets and liabilities:
     Decrease (increase)in land and
       land improvements                            248,174        (78,548)
     Increase in restricted cash equivalents       (694,255)    (2,642,547)
     Decrease in mortgage notes receivable          184,314        341,938
     Increase in interest receivable               (553,452)      (505,188)
     Increase in other assets                       (25,500)             -
     Decrease in commission receivable               17,392              -
     Increase in administrative fee receivable      (15,000)       (15,000)
     Increase (decrease) in accounts payable        122,011        (75,767)
     Increase in accrued fees, partner              142,925         28,410
     Increase in accrued interest                 1,000,465      1,000,057
     Increase (decrease) in accrued
       real estate taxes                             19,923        (99,657)
     Increase in deposits                           406,198         26,372
     Increase in deferred income                    455,152        494,178
                                                -----------   ------------
     Net cash provided by (used in)
       operating activities                         640,976     (2,880,116)

Cash Flow from Investing Activities:
  Investments in and advances to affiliates        (557,813)      (748,462)
                                                -----------   ------------
     Net cash used in investing activities         (557,813)      (748,462)
                                                -----------   ------------
Cash Flow from Financing Activities:
  Proceeds from loan payable - Sunrise                    -        190,000
  Repayment of mortgage notes payable              (124,500)      (100,000)
  Increase in mortgage procurement costs             (7,900)             -
                                                -----------   ------------
     Net cash (used in) provided by
       financing activities                        (132,400)        90,000
                                                -----------   ------------

Decrease in cash                                    (49,237)    (3,538,578)
Cash at beginning of the period                     286,988      3,635,578
                                                -----------   ------------
Cash at end of the period                       $   237,751   $     97,000
                                                ===========   ============

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
          Interest                              $     9,367   $    114,384
          Real estate taxes                     $    26,414   $    197,160

See notes to financial statements.


               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
          NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A -  FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's January 31, 1997 Annual Report on Form 10K.

NOTE B - RESTATEMENT

The Partnership has restated its previously issued financial statements for the years ended January 31, 1997, 1996 and 1995 and the three months ended April 30, 1996 to correct an error in accounting for interest income recorded on certain advances. The Partnership recorded interest income on advances for the period from February 1, 1994 to January 31, 1997.
The previously issued financial statements have been restated to reverse the interest income recorded on certain advances. As a result of the restatement, interest receivable and interest income decreased and net loss increased by $367,959 for the year ended January 31, 1995, interest receivable, interest income and net income decreased by $385,959 and $294,407 for the years ended January 31, 1996 and 1997, respectively. For the three months ended April 30. 1996, interest receivable and interest income decreased and net loss increased by $73,602 for the restatement.

NOTE C -  PARTNERS' SPECIAL UNITS

Until the senior notes payable are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes.

Interest earned on the partners' special units amounted to $240,967 for the three months ended April 30, 1997 and has not been distributed. As of January 31, 1997, $243,676 of the interest earned on the special units remained undistributed. Total interest earned of $484,643 as of April 30, 1997 will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE D -  MORTGAGE NOTES PAYABLE

The Partnership entered into mortgage notes payable aggregating $567,510 at April 30, 1997 and $597,510 at January 31, 1997,
respectively, to purchase certain properties. Amounts borrowed of $567,510 bear interest at a fixed rate of 8% per annum. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

During the year ended January 31, 1997, the Partnership entered into a construction loan agreement secured by a promissory note in an amount not to exceed $1,600,000. The note bears interest at the prime rate (8.50% at April 30, 1997) and matures on August 1, 1998. As of April 30, 1997, the outstanding balance related to this loan was $218,462. The loan was established for the funding of the Fairfax Meadows development.

The Partnership held a mortgage note payable aggregating $4,000,000 during the year ended January 31, 1996. The note was collateralized by a mortgage on the 194th Street Property. On October 2, 1996, the 194th Street Property was sold to a third party purchaser. The purchaser assumed the $4,000,000 note payable and there is no recourse to the Partnership.

NOTE E -  TRANSACTIONS WITH AFFILIATES

The sole general partner is FC-Granite, Inc., an Ohio corporation
("FC-Granite"). FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"), the land division subsidiary of Forest
City Enterprises, Inc.

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the three months ended April 30, 1997 and 1996, were $65,675 and $179,967, respectively. Fees outstanding as of January 31, 1997, were $212,040. Total outstanding fees of $277,715 as of April 30, 1997, will be paid when funds are available.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the three months ended April 30, 1997 and 1996 were $41,200 and $11,554, respectively. Fees outstanding as of January 31, 1997, were $386,003. Total outstanding fees of $427,203 as of April 30, 1997, will be paid when funds are available.

In addition, accrued real estate commissions due to FC-Granite were $36,050 and $10,109 for the three months ended April 30, 1997 and 1996, respectively. Commissions outstanding as of January 31, 1997, were $337,753. Total outstanding commissions of $373,803 as of April 30, 1997, will be paid when funds are available.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned during the three months ended April 30, 1997 and 1996, were $15,000. Fees earned for the year ended January 31, 1997, were $60,000. Total fees due the Partnership as of April 30, 1997 are $75,000.

In addition, the Partnership is to receive a commission equal to 1% of gross sales, as defined in the Amended and Restated Silver Canyon Partnership agreement, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. The Partnership earned $24,142 during the three months ended April 30, 1997. No commissions were earned during the three month period ended April 30, 1996.

The Partnership has advanced $21,268,244 at April 30, 1997 and $20,710,431 at January 31, 1997 to its joint ventures. Total interest earned on the advances amounted to $525,378 and $494,178 for the three months ended April 30, 1997 and 1996, respectively. Interest income is deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the three month period ended April 30, 1997, was $54,449. No interest was recognized as income for the three months ended April 30, 1996.

During the three months ended April 30, 1996, Sunrise loaned the Partnership an additional $190,000 to fund additional development expenditures. Total funds advanced of $921,768 bear interest at 10% and will be paid back when excess funds are available.
Interest accrued on the loan was $22,787 and $22,780 for the three month periods ended April 30, 1997 and 1996, respectively. Total outstanding interest due Sunrise as of April 30, 1997, is $179,066.

Included in restricted cash equivalents and deposits at April 30, 1997 and January 31, 1997 is $3,597,998 and $3,124,950,
respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

NOTE F -  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at April 30, 1997 and January 31, 1997, were $3,056,668 and $2,929,217, respectively, and in Eaton Estate Partnership at April 30, 1997 and January 31, 1997, were $2,274,846 and $2,332,049, respectively.

The Partnership has also advanced $21,268,244 at April 30, 1997 and $20,710,431 at January 31, 1997 to the partnerships. Pursuant to the Amended and Restated Partnership Agreement for Silver Canyon Partnership, funds advanced to Silver Canyon Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.50% at April 30, 1997). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%).

For the three months ended April 30, 1997, the Silver Canyon
Partnership generated net income of $196,078. Of this amount, $127,451 has been recorded by the Partnership under the equity method.

For the three months ended April 30, 1997, the Eaton Estate
Partnership generated net income of $166,465. Of this amount, $49,939 has been recorded by the Partnership under the equity method.

NOTE G -  JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon
Partnership:
                                      Three Months Ended
                                            April 30,
                                   --------------------------
                                       1997          1996
                                   -----------    -----------
REVENUES
  Operating income                 $   555,484    $    41,712

EXPENSES
  Fees, partners                        30,000         30,000
  Commissions                          108,420              -
  Legal and professional                 4,900         14,773
  Travel and entertainment              16,306          7,277
  Operating and other                  148,333        107,684
  Depreciation and amortization         51,447         36,087
                                   -----------    -----------
    Subtotal                           359,406        195,821
                                   -----------    -----------
NET INCOME (LOSS)                  $   196,078    $  (154,109)
                                   ===========    ===========


     The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the three months ended April 30, 1997 were of a normal recurring nature. Results of operations for the three months ended April 30, 1997 are not necessarily indicative of results of operations which may be expected for the full year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition

     The following discussion and analysis of Granite Development
Partners, L.P. should be read in conjunction with the audited financial statements as of January 31, 1997 contained in the Annual Report on Form 10-K.

Results of Operations

     The Partnership recorded sales of $791,497 for the three month period ended April 30, 1997 versus no sales for the three month period ended April 30, 1996. The Partnership sold ten lots located in the Harmony Glen subdivision in Newbury Township, Ohio for a total of $507,900. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $795,000 and $962,798 for the three months ended April 30, 1997 and 1996, respectively. The Silver Canyon Partnership reported sales of $1,445,938 for the three months ended April 30, 1997 versus no sales for the three months ended April 30, 1996.
The development of the Seven Hills project in Nevada has progressed significantly within the past year and the Partnership expects a corresponding increase in sales.

     As of April 30, 1997, the following significant sales were
under contract:   5.8 acres of the Drake Estates development in
Strongsville, Ohio for $348,000; fifteen sublots of the Fairfax Meadows subdivision located in Medina, Ohio for $647,300; three lots of the Harmony Glen subdivision located in Newbury Township, Ohio for $180,000; and 289 lots of the Silver Canyon development in Henderson, Nevada for $8,522,310. None of the contracts are guaranteed to close.

     Interest income totalled $231,873 for the three months ended April 30, 1997 versus $109,600 for the three months ended April 30, 1996. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred. The increase in interest income is mainly due to a higher average mortgage note receivable balance and the recognition of $54,449 of deferred interest income related to the Silver Canyon advance during the three month period ended April 30, 1997. No deferred interest income was recognized during the three month period ended April 30, 1996.

     For the three months ended April 30, 1997 and 1996, the Partnership reported net losses of $669,757 and $1,522,062, respectively. The decrease in net loss is due to the recording of sales of $791,497 during the three month period ended April 30, 1997 versus no sales for the three month period ended April 30, 1996. The decrease in net loss is also the result of a decrease in expenses. The decrease in interest expense is a result of the $4,000,000 loan related to the 194th Street property being assumed by the purchaser of the property which occurred in October 1996. The decrease in real estate taxes is also a result of the sale of the 194th Street property during the fiscal year 1996.

Financial Condition and Liquidity

     Net cash provided by operating activities was $640,976 for the three months ended April 30, 1997 versus net cash used of $2,880,116 for the three months ended April 30, 1996. The increase in net cash provided by operating activities is primarily the result of a decrease in net loss of $852,305 for the three month period ended April 30, 1997 as compared to the three month period ended April 30, 1996. Also contributing to an increase in cash generated from operating activities was the decrease in funds transferred from operating cash to cash restricted for development purposes. During the three month period ended April 30, 1996, the Partnership transferred excess sales proceeds received during fiscal 1995 to investments in short-term commercial paper. The restricted cash, which is reserved for development purposes, will be used to fund development expenses of the Partnership and the joint ventures as needed. The decrease in land and land improvements resulted from the sales of developed property in the three month period ended April 30, 1997.

     Net cash used in investing activities was $557,813 and $748,462 for the three months ended April 30, 1997 and 1996, respectively. The increase in funds advanced to the Silver Canyon Partnership for the three months ended April 30, 1997, is due to a shortfall of cash available from sales proceeds from the joint venture. While a substantial amount of the funds necessary to pay improvements for the Silver Canyon Partnership is obtained through financing from the underground improvement loan with General Motors Acceptance Corporation - Residential Funding Corporation (GMAC), any shortfall of funds necessary to pay improvements is partially funded by the Partnership.

     Net cash used in financing activities was $132,400 for the three month period ended April 30, 1997 versus net cash provided of $90,000 for the three month period ended April 30, 1996. The net cash used during the three month period ended April 30, 1997, was the result of two principal payments on mortgage notes payable for a total of $124,500 and an increase in mortgage procurement costs associated with the appraisal of the Solon Estates property located in Solon, Ohio, by a lending institution in anticipation of financing the project. The net cash provided as of April 30, 1996 was the result of additional funds advanced from Sunrise Land Company to the Partnership to fund additional development expenditures offset by the scheduled principal payment of $100,000 on a pre-existing mortgage note.

     The Partnership had adequate funds available to make the first semi-annual payment of interest on the Senior Notes on May 15, 1997. Short-term external financing is being pursued to provide the funds necessary for the development of the Solon Estates project located in Solon, Ohio.

Information Relating to Forward-Looking Statements

     This Quarterly Report, together with other statements and information publicly disseminated by the Partnership, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management's current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions on a nation-wide basis as well as regionally in areas where the Partnership has a geographic concentration of land; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and cost overruns; the level and volatility of interest rates; the rate of revenue increases versus expenses increases; as well as other risks listed from time to time in the Partnership's reports filed with the Securities and Exchange Commission. The Partnership has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - none.

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended April 30, 1997.


                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Granite Development Partners, L.P.
                              ----------------------------------
                                     (Registrant)


DATE:    6/16/97              /s/ Robert F. Monchein
      ------------            -----------------------
                              Robert F. Monchein
                              President
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.

DATE:    6/16/97              /s/ Mark A. Ternes
      ------------            -------------------
                              Mark A. Ternes
                              Controller
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.