Form 10-Q
period 1997-07-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1997-09-12
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                    - - - - - - - - - - - - -
                            FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended  July 31, 1997
                                        -------------

                               OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934


        For the transition period from             to
                                       -----------    -----------

Commission file number 033-80104
                       ---------

               GRANITE DEVELOPMENT PARTNERS, L.P.
               ----------------------------------
     (Exact name of registrant as specified in its charter)


         Delaware                            34-1754061
----------------------------              ----------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)


1250 Terminal Tower, 50 Public Square, Cleveland, Ohio        44113
------------------------------------------------------      ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code    216-416-3778
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X       NO
                           ------       ------


PART I.  FINANCIAL INFORMATION

               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
                         BALANCE SHEETS

                                       July 31,      January 31,
                                        1997            1997
                                     -----------     ----------
                                     (Unaudited)     (Restated)
ASSETS
--------
LAND                                 $ 4,055,904     $ 4,472,219
LAND IMPROVEMENTS                      2,666,581       2,476,446
                                     -----------     -----------
                                       6,722,485       6,948,665

RESTRICTED CASH EQUIVALENTS            2,144,464       4,602,891

MORTGAGE NOTES RECEIVABLE              5,666,314       6,323,446

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                      26,961,508      25,866,537

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $1,676,118 at July 31, 1997 and
    $1,446,575 at January 31, 1997       604,483         826,126

  Organization costs, net of
    accumulated amortization of
    $578,770 at July 31, 1997 and
    $449,697 at January 31, 1997         169,347         298,420

  Cash                                   106,079         286,988

  Interest receivable                  6,401,278       5,207,019

  Other                                   80,500          55,000

  Commission receivable                        -          17,392

  Administrative fee receivable           90,000          60,000
                                     -----------     -----------
                                       7,451,687       6,750,945
                                     -----------     -----------
                                     $48,946,458     $50,492,484
                                     ===========     ===========

LIABILITIES,
PARTNERS'SPECIAL UNITS
& PARTNERS' DEFICIT
-----------------------

SENIOR NOTES PAYABLE                 $36,000,000     $36,000,000
MORTGAGE NOTES PAYABLE                   562,355         910,472
LOAN PAYABLE - SUNRISE                   921,768         921,768
OTHER LIABILITIES
     Accounts payable                    112,855          48,632
     Accrued fees, partners            1,209,952         935,796
     Accrued interest                  1,072,101       1,009,139
     Accrued real estate taxes           124,642         134,913
     Deposits                          2,029,045       3,199,100
     Deferred income                   5,554,449       4,656,074
                                     -----------     -----------
                                      10,103,044       9,983,654


PARTNERS' EQUITY (DEFICIT)

     Partners' special units           9,000,000       9,000,000
     Partners' deficit                (7,640,709)     (6,323,410)
                                     -----------     -----------
                                       1,359,291       2,676,590
                                     -----------     -----------
                                     $48,946,458     $50,492,484
                                     ===========     ===========

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         Three Months Ended             Six Months Ended
                              July 31,                      July 31,
                    --------------------------    --------------------------
                        1997           1996           1997           1996
                    -----------    -----------    -----------    -----------
                                    (Restated)                    (Restated)
REVENUES
  Sales of developed
    property        $   830,000    $    67,000    $ 1,621,497    $    67,000
  Cost of sales        (510,365)       (47,702)    (1,034,263)       (47,702)
                    -----------    -----------    -----------    -----------
                        319,635         19,298        587,234         19,298

  Interest              250,273        229,496        482,146        339,097
  Commission             30,135         58,064         54,277         58,064
  Other                  37,600         60,593         68,844         76,136
                    -----------    -----------    -----------    -----------
                        637,643        367,451      1,192,501        492,595
                    -----------    -----------    -----------    -----------

EXPENSES
  Interest            1,032,349      1,134,965      2,042,181      2,249,406
  Fees, partners        131,231        317,515        274,156        519,145
  Real estate taxes      42,073         43,531         88,410        141,034
  Operating and
    other                31,153         58,106         54,288        124,040
  Amortization          178,840        156,976        358,616        312,437
                    -----------    -----------    -----------    -----------
                      1,415,646      1,711,093      2,817,651      3,346,062
                    -----------    -----------    -----------    -----------
                       (778,003)    (1,343,642)    (1,625,150)    (2,853,467)

Income from
   joint ventures       130,461        374,279        307,851        362,042
                    -----------    -----------    -----------    -----------
NET LOSS            $  (647,542)   $  (969,363)   $(1,317,299)   $(2,491,425)
                    ===========    ===========    ===========    ===========

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                              Sunrise    FC-Granite,   Limited
                              Land Co.       Inc.      Partners      Total
                             --------  ------------  ----------- ------------
Balance at January 31, 1994  $    100  $ (4,350,570)  $        -  $(4,350,470)

Distribution of interest on
  special units                     -      (963,870)           -     (963,870)

Net loss (restated)           (39,032)   (3,864,124)           -   (3,903,156)
                             --------  ------------  ----------- ------------
Balance at January 31, 1995
  (restated)                  (38,932)   (9,178,564)           -   (9,217,496)

Net loss (restated)            (1,585)     (156,902)           -     (158,487)
                             --------  ------------  ----------- ------------
Balance at January 31, 1996
  (restated)                  (40,517)  ( 9,335,466)           -  ( 9,375,983)

Capital contribution -
  exercise of warrants              -             -    3,999,960    3,999,960

Withdrawal of original
  limited partner              40,517       (40,517)           -            -

Distribution of interest
  on special units                  -    (1,914,202)           -   (1,914,202)

Net income (restated)               -       966,815            -      966,815
                             --------  ------------  ----------- ------------
Balance at January 31, 1997
  (restated)                        -   (10,323,370)   3,999,960   (6,323,410)

Net loss for the six months
  ended July 31, 1997
  (unaudited)                       -      (329,325)    (987,974)  (1,317,299)
                             --------  ------------   ---------- ------------
Balance at July 31, 1997
  (unaudited)                $      -  $(10,652,695)  $3,011,986 $ (7,640,709)
                             ========  ============   ========== ============

See notes to financial statements.

                                  GRANITE DEVELOPMENT PARTNERS, L.P.
                                   (A Delaware Limited Partnership)
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                     Six Months Ended
                                                         July 31,
                                                ------------------------
                                                    1997         1996
                                                -----------   ----------
                                                               (Restated)
Cash Flow from Operating Activities:
  Net loss                                      $(1,317,299)  $(2,491,425)
  Adjustments to reconcile net loss to net cash
     provide by (used in) operating activities:
     Amortization                                   358,616       312,437
     Income from joint ventures                    (307,851)     (362,042)
  Changes in operating assets and liabilities:
     Decrease (increase) in land and
       land improvements                            226,180      (317,685)
     Decrease (increase) in restricted
       cash equivalents                           2,458,427    (2,702,955)
     Decrease in mortgage notes receivable          657,132       668,023
     Increase in interest receivable             (1,194,259)   (1,052,092)
     Increase in other assets                       (25,500)            -
     Decrease in commission receivable               17,392             -
     Increase in administrative fee receivable      (30,000)      (40,000)
     Increase in accounts payable                    64,223        88,975
     Increase in accrued fees, partner              274,156       345,925
     Increase in accrued interest                    62,962        58,293
     Decrease in accrued real estate taxes          (10,271)     (116,197)
     (Decrease) increase in deposits             (1,170,055)    2,311,214
     Increase in deferred income                    898,375       863,690
                                                -----------   -----------
     Net cash provided by (used in)
          operating activities                      962,228    (2,433,839)
                                                -----------   -----------
Cash Flow from Investing Activities:
  Distribution from affiliate                       642,600             -
  Investments in and advances to affiliates      (1,429,720)     (893,089)
                                                -----------   -----------
     Net cash used in investing activities         (787,120)     (893,089)
                                                -----------   -----------
Cash Flow from Financing Activities:
  Proceeds from loan payable - Sunrise                    -       190,000
  Repayment of mortgage notes payable              (348,117)     (245,756)
  Increase in mortgage procurement costs             (7,900)      (17,000)
                                                -----------   -----------
     Net cash used in financing activities         (356,017)      (72,756)
                                                -----------   -----------
Decrease in cash                                   (180,909)   (3,399,684)
Cash at beginning of the period                     286,988     3,635,578
                                                -----------   -----------
Cash at end of the period                       $   106,079   $   235,894
                                                ===========   ===========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
          Interest                              $ 1,979,219   $  2,191,113
          Real estate taxes                     $    98,681   $    257,231

See notes to financial statements.
/

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

NOTE B -  RESTATEMENT

The Partnership has restated its previously issued financial statements for the years ended January 31, 1997, 1996 and 1995 and the six months ended July 31, 1996 to correct an error in accounting for interest income recorded on certain advances. The Partnership recorded interest income on advances for the period from February 1, 1994 to January 31, 1997. The previously issued financial statements have been restated to reverse the interest income recorded on certain advances. As a result of the restatement, interest receivable and interest income decreased and net loss increased by $367,959 for the year ended January 31, 1995, interest receivable, interest income and net income decreased by $385,959 and $294,407 for the years ended January 31, 1996 and 1997, respectively. For the six months ended July 31, 1996, interest receivable and interest income decreased and net loss increased by $147,203 for the restatement.

NOTE C -  PARTNERS' SPECIAL UNITS

Until the senior notes payable are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes.

Interest earned on the partners' special units amounted to $490,057 for the six months ended July 31, 1997 and has not been distributed. As of January 31, 1997, $243,676 of the interest earned on the special units remained undistributed. Total interest earned of $733,733 as of July 31, 1997 will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE D -  MORTGAGE NOTES PAYABLE

The Partnership entered into mortgage notes payable aggregating $442,080 at July 31, 1997 and $597,510 at January 31, 1997,
respectively, to purchase certain properties. Amounts borrowed of $442,080 bear interest at a fixed rate of 8% per annum. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

During the year ended January 31, 1997, the Partnership entered into a construction loan agreement collateralized by a promissory note in an amount not to exceed $1,600,000. The note bears interest at the prime rate (8.50% at July 31, 1997) and matures on August 1, 1998. As of July 31, 1997, the outstanding balance related to this loan was $120,275. The loan was established for the funding of the Fairfax Meadows development.

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

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the six months ended July 31, 1997 and 1996, were $121,291 and $350,643, respectively. Fees outstanding as of January 31, 1997, were $212,040. Total outstanding fees of $333,331 as of July 31, 1997, will be paid when funds are available.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the six months ended July 31, 1997 and 1996 were $81,528 and $89,868, respectively. Fees outstanding as of January 31, 1997, were $386,003. Total outstanding fees of $467,531 as of July 31, 1997, will be paid when funds are available.

In addition, accrued real estate commissions due to FC-Granite were $71,337 and $78,634 for the six months ended July 31, 1997 and 1996, respectively. Commissions outstanding as of January 31, 1997, were $337,753. Total outstanding commissions of $409,090 as of July 31, 1997, will be paid when funds are available.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned during the six months ended July 31, 1997 and 1996, were $30,000. Fees earned for the year ended January 31, 1997, were $60,000. Total fees due the Partnership as of July 31, 1997 are $90,000.

In addition, the Partnership is to receive a commission equal to 1% of gross sales, as defined in the Amended and Restated Silver Canyon Partnership agreement, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. The Partnership earned $54,277 during the six months ended July 31, 1997. Commissions of $58,064 were earned during the six month period ended July 31, 1996.

The Partnership has advanced $21,964,072 at July 31, 1997 and $20,710,431 at January 31, 1997 to its joint ventures. Total interest earned on the advances amounted to $1,072,516 and $1,009,324 for the six months ended July 31, 1997 and 1996, respectively. Interest income is deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the six months ended July 31, 1997 and 1996, was $136,571 and $110,868, respectively.

During the six months ended July 31, 1996, Sunrise loaned the Partnership an additional $190,000 to fund additional development expenditures. Total funds advanced of $921,768 bear interest at 10% and will be paid back when excess funds are available.

Interest accrued on the loan was $46,342 and $46,335 for the six month periods ended July 31, 1997 and 1996, respectively. Total outstanding interest due Sunrise as of July 31, 1997, is $202,621.

Included in restricted cash equivalents and deposits at July 31, 1997 and January 31, 1997 is $1,897,635 and $3,124,950,
respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

NOTE F -  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at July 31, 1997 and January 31, 1997, were $3,176,736 and $2,929,217, respectively, and in Eaton Estate Partnership at July 31, 1997 and January 31, 1997, were $2,018,257 and $2,332,049, respectively.

The Partnership has also advanced $21,964,072 at July 31, 1997 and $20,710,431 at January 31, 1997 to the partnerships. Pursuant to the Amended and Restated Partnership Agreement for Silver Canyon Partnership, funds advanced to Silver Canyon Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.50% at July 31, 1997). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%).

The Eaton Estate Partnership made a cash distribution during the six month period ended July 31, 1997. The total distribution was $2,142,000, of which the Partnership received its 30% share, or $642,600.

For the six months ended July 31, 1997, the Silver Canyon
Partnership generated net income of $380,799. Of this amount, $247,519 has been recorded by the Partnership under the equity method.

For the six months ended July 31, 1997, the Eaton Estate
Partnership generated net income of $201,104. Of this amount, $60,332 has been recorded by the Partnership under the equity method.

NOTE G -  JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon
Partnership:
                                       Six Months Ended
                                           July 31,
                                   -------------------------
                                       1997          1996
                                   -----------    ----------
REVENUES
  Operating income                 $ 1,108,778    $1,529,637


EXPENSES
  Fees, partners                        60,000        70,000
  Commissions                          243,758       215,293
  Legal and professional                12,327       105,244
  Travel and entertainment              35,717        18,899
  Operating and other                  273,182       183,688
  Depreciation and amortization        102,995        73,537
                                   -----------    ----------
    Subtotal                           727,979       666,661
                                   -----------    ----------
NET INCOME                         $   380,799    $  862,976
                                   ===========    ==========

NOTE H -  LITIGATION

The Partnership is involved in litigation related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated the initial contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages based on the litigation proceedings is approximately $400,000. However, the Partnership and the other defendants deny that any commission has been earned by the Plaintiff and legal counsel of the Partnership is seeking a summary judgment seeking dismissal of the case.

     The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the six months ended July 31, 1997 were of a normal recurring nature. Results of operations for the six months ended July 31, 1997 are not necessarily indicative of results of operations which may be expected for the full year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition

     The following discussion and analysis of Granite Development
Partners, L.P. should be read in conjunction with the audited financial statements as of January 31, 1997 contained in the Annual Report on Form 10-K.

Results of Operations

     The Partnership recorded sales of $830,000 of developed property for the three month period ended July 31, 1997 versus sales of $67,000 for the three month period ended July 31, 1996. During the period ended July 31, 1997, the Partnership sold four lots of the Harmony Glen subdivision, three lots of the River Oaks subdivision, and six lots located in the Fairfax Meadows subdivision. The Partnership sold two lots located in the Royal Valley development for the period ended July 31, 1996.

     For the six month periods ended July 31, 1997 and 1996, the Partnership recorded sales of $1,621,497 and $67,000, respectively. The increase in sales is mainly attributable to the increase in the availability of developed land inventory.

     Silver Canyon Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $1,804,506 and $3,835,500 for the three month periods ended July 31, 1997 and
1996, respectively.   For the six month periods ended July 31, 1997
and 1996, the Silver Canyon Partnership recorded sales of $3,250,445 and $3,835,500, respectively.

     As of July 31, 1997, the following significant sales were under contract: eleven sublots located in the Fairfax Meadows subdivision for $428,600; 27 lots located within the Ledges subdivision for $1,507,000; four lots of the River Oaks subdivision for $500,000; 335 lots located in the Seven Hills development for $14,521,081; and 100 sublots in the Eaton Estates subdivision for $5,067,000. None of the contracts are guaranteed to close.

     Interest income totalled $250,273 and $229,496 for the three months ended July 31, 1997 and 1996, respectively. Interest income totalled $482,146 and $339,097 for the six months ended July 31, 1997 and 1996, respectively. Interest income is comprised of interest related to receivables from the sale of developed property on terms, from funds advanced to the joint ventures and from the investment of proceeds from the sale of land in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred. The increase in interest income for both the three month and six month periods ended July 31, 1997 versus July 31, 1996, is due to the increase in interest due on receivables from the sale of developed property and also the recognition of $136,571 of interest due on the Silver Canyon Partnership loan during the period ended July 31, 1997 versus $110,868 recognized during the period ended July 31, 1996.

     Real estate tax expense totalled $42,073 and $43,531 for the three months ended July 31, 1997 and 1996, respectively, and $88,410 and $141,034 for the six months ended July 31, 1997 and 1996, respectively. The reduction in real estate tax expense is attributable to the decrease in land held for development.

     Operating and other expenses totalled $31,153 and $58,106 for the three months ended July 31, 1997 and 1996, respectively, and $54,288 and $124,040 for the six months ended July 31, 1997 and 1996, respectively. The decrease in operating expenses for fiscal 1997 as compared to fiscal 1996 is mainly attributable to a decrease in legal and professional fees.

     For the three months ended July 31, 1997, the Partnership reported a net loss of $647,542 versus a net loss of $969,363 for the three months ended July 31, 1996. For the six months ended July 31, 1997, the Partnership recorded a net loss of $1,317,299 versus a net loss of $2,491,425 for the six months ended July 31, 1996. The decrease in net loss for the three month and six month periods ended July 31, 1997 versus 1996, is mainly attributable to an increase in sales revenues and a decrease in fees due the general partner.

Financial Condition and Liquidity

     Net cash provided by operating activities was $962,228 for the six month period ended July 31, 1997 versus net cash used of $2,433,839 for the six month period ended July 31, 1996. Contributing to an increase in funds generated from results of operations in the six month period ended July 31, 1997 versus 1996, was a decrease in net loss of $1,172,050 for the Partnership. The decrease in restricted cash equivalents and deposits was the result of funds distributed on behalf of the Eaton Estate Partnership from its investment funds to its respective partners. The decrease in mortgage notes receivable primarily resulted from payments of $319,068 received toward the mortgage note receivable related to the 194th Street property. The cash used in operating activities for the six months ended July 31, 1996, was mainly the result of an increase in interest receivable and an increase in land improvements. An increase in restricted cash was offset by an increase in deposits. Included in restricted cash and deposits as of July 31, 1996, is $2,754,728 which represents sales proceeds invested on behalf of the Eaton Estate Partnership (Note D). The increase in interest receivable is mainly comprised of interest earned on funds advanced to the joint ventures.

     Net cash used in investing activities was $787,120 and $893,089 for the six months ended July 31, 1997 and 1996, respectively. Cash used in investing activities is attributable to funds advanced for development expenditures to the Silver Canyon property.

     Net cash used in financing activities for the six months ended July 31, 1997 was $356,017 versus $72,756 for the six months ended July 31, 1996. The net cash used during the six months ended July 31, 1997 was primarily the result of principal payments on mortgage notes of $348,117. The net cash used during the six months ended July 31, 1996 was the result of principal payments on mortgage notes of $245,756 and an increase in mortgage procurement costs of $17,000 offset by funds advanced from Sunrise Land Company to the Partnership to fund additional development expenditures.

     Short-term external financing is being pursued to provide the funds necessary for the development of the Thornbury development (Solon Estates) located in Solon, Ohio. On August 27, 1997, the Partnership received approval from a local lending institution for a $1,400,000 loan secured by a promissory note. The note carries interest at the rate of one-half of one percent (1/2%) in excess of the prime rate. The term of the loan is three years and is secured by a first mortgage on 206 acres of property. The closing of the loan shall take place as soon as possible, but in no event later than November 10, 1997.

     Subsequent to July 31, 1997, several events have occurred concerning the Silver Canyon Partnership, a joint venture owned by the Partnership. The Seven Hills development, which is owned by the Silver Canyon Partnership, is being developed in conjunction with a privately owned golf course. The golf course owner and developer, Seven Hills Golf L.P., has indicated its intention to sell the golf course to The Rio Hotel of Las Vegas. Further indications have been that The Rio intends to operate the course as a highly exclusive, private facility, with very limited play. This has greatly concerned the Silver Canyon Partnership, which has entered into discussions with the golf course's present and future owners to address the situation. In August, 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course owners, The Rio, and other entities. In addition, a separate lawsuit was filed by one of the production homebuilding companies at Seven Hills, against the same parties. Both suits seek a commitment for public play on the golf course, among other remedies. The Silver Canyon Partnership is responding to both suits, and is attempting to reach an appropriate resolution with all parties involved. The partnership's management and legal counsel cannot yet determine the outcome of the lawsuits. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine any impact on the Silver Canyon Partnership's performance.

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


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - none.

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended July 31, 1997.


                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Granite Development Partners, L.P.
                              ----------------------------------
                                        (Registrant)


DATE:    9/12/97              /s/ Robert F. Monchein
       -----------            ------------------------------------
                              Robert F. Monchein
                              President
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.


DATE:    9/12/97              /s/ Mark A. Ternes
       -----------            ------------------------------------
                              Mark A. Ternes
                              Controller
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.