Form 10-Q
period 1997-10-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1997-12-15
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                    - - - - - - - - - - - - -
                            FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended  October 31, 1997
                                        ----------------

                               OR


----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from             to
                                       -----------    -----------

Commission file number 033-80104
                       ---------

               GRANITE DEVELOPMENT PARTNERS, L.P.
               ----------------------------------
     (Exact name of registrant as specified in its charter)


            Delaware                          34-1754061
--------------------------------          -------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)


1250 Terminal Tower, 50 Public Square, Cleveland, Ohio      44113
------------------------------------------------------   ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code    216-621-6060
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X       NO
                            -----        -----



                GRANITE DEVELOPMENT PARTNERS, L.P.

                        TABLE OF CONTENTS

                                                            PAGE

PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Balance Sheets -
               October 31, 1997 and January 31, 1997         3-4

               Statements of Operations -
               Three Months and Nine Months
               Ended October 31, 1997 and 1996                 5

               Statements of Changes in Partners' Deficit      6

               Statements of Cash Flows - Nine Months
               Ended October 31, 1997 and 1996               7-8

               Notes to the Financial Statements            9-14

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  15-18

Part II.       OTHER INFORMATION:

  Item 6.      Exhibits and Reports on Form 8-K               18


Signatures





PART I.  FINANCIAL INFORMATION

               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
                         BALANCE SHEETS

                                     October 31,     January 31,
                                        1997            1997
                                     -----------     ------------
                                     (Unaudited)      (Restated)


ASSETS

LAND                                 $ 3,927,204     $ 4,472,219
LAND IMPROVEMENTS                      3,007,967       2,476,446
                                     -----------     -----------
                                       6,935,171       6,948,665

RESTRICTED CASH EQUIVALENTS            1,419,922       4,602,891

MORTGAGE NOTES RECEIVABLE              3,731,959       6,323,446

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                      28,440,418      25,866,537

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $1,791,218 at October 31, 1997 and
    $1,446,575 at January 31, 1997       489,383         826,126

  Organization costs, net of
    accumulated amortization of
    $596,360 at October 31, 1997 and
    $449,697 at January 31, 1997         176,550         298,420

  Cash                                 1,240,033         286,988

  Interest receivable                  6,857,530       5,207,019

  Other                                   80,500          55,000

  Commission receivable                        -          17,392

  Administrative fee receivable          105,000          60,000
                                     -----------     -----------
                                       8,948,996       6,750,945
                                     -----------     -----------
                                     $49,476,466     $50,492,484
                                     ===========     ===========


LIABILITIES,
PARTNERS'SPECIAL UNITS
& PARTNERS' DEFICIT
----------------------

SENIOR NOTES PAYABLE                 $36,000,000     $36,000,000
MORTGAGE NOTES PAYABLE                   442,355         910,472
LOAN PAYABLE - SUNRISE                   921,768         921,768
OTHER LIABILITIES
     Accounts payable                    112,759          48,632
     Accrued fees, partners            1,355,103         935,796
     Accrued interest                  2,071,128       1,009,139
     Accrued real estate taxes           161,798         134,913
     Deposits                            970,061       3,199,100
     Deferred income                   6,067,030       4,656,074
                                     -----------     -----------
                                      10,737,879       9,983,654


PARTNERS' EQUITY (DEFICIT)

     Partners' special units           9,000,000       9,000,000
     Partners' deficit                (7,625,536)     (6,323,410)
                                     -----------     -----------
                                       1,374,464       2,676,590
                                     -----------     -----------
                                     $49,476,466     $50,492,484
                                     ===========     ===========


See notes to financial statements.



                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                         Three Months Ended              Nine Months Ended
                              October 31,                   October 31,
                    --------------------------    ---------------------------
                        1997           1996           1997           1996
                    -----------    -----------    -----------    ------------
                                    (Restated)                    (Restated)

REVENUES
  Sales of developed
    property        $ 1,165,792    $ 8,681,058    $ 2,787,289    $ 8,748,058
  Cost of sales        (607,478)    (6,134,269)    (1,641,741)    (6,181,971)
                    -----------    -----------    -----------    -----------
                        558,314      2,546,789      1,145,548      2,566,087

  Interest               25,000        114,841        507,146        453,938
  Commission             65,619         62,836        119,896        138,972
  Other                  40,458         17,541        109,302         75,605
                    -----------    -----------    -----------    -----------
                        689,391      2,742,007      1,881,892      3,234,602
                    -----------    -----------    -----------    -----------

EXPENSES
  Interest            1,102,508      1,051,425      3,144,689      3,300,831
  Fees, partners        145,010        499,648        419,068      1,018,793
  Real estate taxes      43,351         84,546        131,761        225,580
  Operating and
    other                15,816        191,574         70,202        315,614
  Amortization          165,136        167,773        523,752        480,210
                    -----------    -----------    -----------    -----------
                      1,471,821      1,994,966      4,289,472      5,341,028
                    -----------    -----------    -----------    -----------
                       (782,430)       747,041     (2,407,580)    (2,106,426)

Income from
   joint ventures       797,603        123,786      1,105,454        485,828
                    -----------    -----------    -----------    -----------
NET INCOME(LOSS)    $    15,173    $   870,827    $(1,302,126)   $(1,620,598)
                    ===========    ===========    ===========    ============


See notes to financial statements.



                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT




                              Sunrise    FC-Granite,   Limited
                              Land Co.       Inc.      Partners      Total
                              --------  ------------  ----------  -----------
Balance at January 31, 1994   $    100  $ (4,350,570) $        -  $(4,350,470)

Distribution of interest on
  special units                      -      (963,870)          -     (963,870)

Net loss (restated)            (39,032)   (3,864,124)          -   (3,903,156)
                              --------   -----------  ----------  -----------
Balance at January 31, 1995
  (restated)                   (38,932)   (9,178,564)          -   (9,217,496)

Net loss (restated)             (1,585)     (156,902)          -     (158,487)
                              --------  ------------  ----------  -----------
Balance at January 31, 1996
  (restated)                   (40,517)  ( 9,335,466)          -   (9,375,983)

Capital contribution -
  exercise of warrants               -             -   3,999,960    3,999,960

Withdrawal of original
  limited partner               40,517       (40,517)          -            -

Distribution of interest
  on special units                   -    (1,914,202)          -   (1,914,202)

Net income (restated)                -       966,815           -      966,815
                              --------  ------------  ----------  -----------
Balance at January 31, 1997
  (restated)                         -   (10,323,370)  3,999,960   (6,323,410)

Net loss for the nine months
  ended October 31, 1997
  (unaudited)                        -      (325,532)   (976,594)  (1,302,126)
                              --------  ------------  ----------  -----------
Balance at October 31, 1997
  (unaudited)                $       -  $(10,648,902) $3,023,366 $ (7,625,536)
                             =========  ============  ========== ============

See notes to financial statements.


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                       (A Delaware Limited Partnership)
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                     Nine Months Ended
                                                        October 31,
                                                ---------------------------
                                                    1997            1996
                                                -----------    ------------
                                                                (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                      $(1,302,126)   $ (1,178,988)
  Adjustments to reconcile net loss to net cash
     provide by (used in) operating activities:
     Amortization                                   523,752         480,210
     Income from joint ventures                  (1,105,454)       (485,828)
  Changes in operating assets and liabilities:
     Decrease in land and
       land improvements                             13,494       5,056,746
     Decrease (increase) in restricted
       cash equivalents                           3,182,969      (2,978,523)
      Decrease (increase) in mortgage
       notes receivable                           2,591,487      (1,488,164)
     Increase in organizational costs               (57,239)              -
     Increase in interest receivable             (1,650,511)     (2,065,248)
     Increase in other assets                       (25,500)              -
     Decrease in commission receivable               17,392               -
     Increase in administrative fee receivable      (45,000)        (85,000)
     Increase in accounts payable                    64,127         178,924
     Increase in accrued fees, partner              419,307         845,573
     Increase in accrued interest                 1,061,989         960,278
     Increase (decrease) in accrued
       real estate taxes                             26,885        (128,181)
     (Decrease) increase in deposits             (2,229,039)        927,484
     Increase in deferred income                  1,410,956       1,336,835
                                                -----------     -----------
     Net cash provided by
          operating activities                    2,897,489       1,376,118
                                                -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Distribution from affiliate                       642,600               -
  Investments in and advances to affiliates      (2,111,027)     (1,100,013)
                                                -----------     -----------
     Net cash used in investing activities       (1,468,427)     (1,100,013)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from loan payable-Sunrise                      -         190,000
  Repayment of mortgage notes payable              (468,117)        (19,260)
  Repayment mortgage notes payable                        -      (4,000,000)
  Increase in mortgage procurement costs             (7,900)        (17,000)
                                                -----------     -----------
     Net cash used in financing activities         (476,017)     (3,846,260)
                                                -----------     -----------
Increase (decrease) in cash                         953,045      (3,570,155)
Cash at beginning of the period                     286,988       3,635,578
                                                -----------    ------------
Cash at end of the period                       $ 1,240,033    $     65,423
                                                ===========    ============


Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
          Interest                              $ 2,082,700   $  2,119,748
          Real estate taxes                     $   104,876   $    353,761

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

NOTE B -  RESTATEMENT

The Partnership has restated its previously issued financial statements for the years ended January 31, 1997, 1996 and 1995 and the nine months ended October 31, 1996 to correct an error in accounting for interest income recorded on certain advances. The Partnership recorded interest income on advances for the period from February 1, 1994 to January 31, 1997. The previously issued financial statements have been restated to reverse the interest income recorded on certain advances. As a result of the restatement, interest receivable and interest income decreased and net loss increased by $367,959 for the year ended January 31, 1995, interest receivable, interest income and net income decreased by $385,959 and $294,407 for the years ended January 31, 1996 and 1997, respectively. For the nine months ended October 31, 1996, interest receivable and interest income decreased and net loss increased by $220,805 for the restatement.

NOTE C -  PARTNERS' SPECIAL UNITS

Until the senior notes payable are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes.

Interest earned on the partners' special units amounted to $739,148 for the nine months ended October 31, 1997 and has not been distributed. As of January 31, 1997, $243,676 of the interest earned on the special units remained undistributed. Total interest earned of $982,823 as of October 31, 1997 will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE D -  MORTGAGE NOTES PAYABLE

The Partnership entered into mortgage notes payable aggregating $322,080 at October 31, 1997 and $597,510 at January 31, 1997,
respectively, to purchase certain properties. Amounts borrowed of $322,080 bear interest at a fixed rate of 8% per annum. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

During the year ended January 31, 1997, the Partnership entered into a construction loan agreement collateralized by a promissory note in an amount not to exceed $1,600,000. The note bears interest at the prime rate (8.50% at October 31, 1997) and matures on August 1, 1998. As of October 31, 1997, the outstanding balance related to this loan was $120,275. The loan was established for the funding of the Fairfax Meadows development.

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

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the nine months ended October 31, 1997 and 1996, were $180,466 and $290,164, respectively. Fees outstanding as of January 31, 1997, were $212,040. Total outstanding fees of $392,506 as of October 31, 1997, will be paid when funds are available.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the nine months ended October 31, 1997 and 1996 were $127,254 and $388,602, respectively. Fees outstanding as of January 31, 1997, were $386,003. Total outstanding fees of $513,257 as of October 31, 1997, will be paid when funds are available.

In addition, accrued real estate commissions due to FC-Granite were $111,348 and $340,027 for the nine months ended October 31, 1997 and 1996, respectively. Commissions outstanding as of January 31, 1997, were $337,753. Total outstanding commissions of $449,101 as of October 31, 1997, will be paid when funds are available.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned during the nine months ended October 31, 1997 and 1996, were $45,000. Fees earned for the year ended January 31, 1997, were $60,000. Total fees due the Partnership as of October 31, 1997 are $105,000.

In addition, the Partnership is to receive a commission equal to 1% of gross sales, as defined in the Amended and Restated Silver Canyon Partnership agreement, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. The Partnership earned $119,896 during the nine months ended October 31, 1997. Commissions of $138,972 were earned during the nine month period ended October 31, 1996.

The Partnership has advanced $22,645,379 at October 31, 1997 and $20,710,431 at January 31, 1997 to its joint ventures. Total interest earned on the advances amounted to $1,643,192 and $1,009,324 for the nine months ended October 31, 1997 and 1996, respectively. Interest income is deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the nine months ended October 31, 1997 and 1996, was $169,220 and $143,911, respectively.

During the nine months ended October 31, 1996, Sunrise loaned the Partnership an additional $190,000 to fund additional development expenditures. Total funds advanced of $921,768 bear interest at 10% and will be paid back when excess funds are available.
Interest accrued on the loan was $69,897 and $69,890 for the nine month periods ended October 31, 1997 and 1996, respectively. Total outstanding interest due Sunrise as of October 31, 1997, is $226,176.

Included in restricted cash equivalents and deposits at October 31, 1997 and January 31, 1997 is $1,035,998 and $3,124,950,
respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

NOTE F -  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at October 31, 1997 and January 31, 1997, were $3,949,421 and $2,929,217, respectively, and in Eaton Estate Partnership at October 31, 1997 and January 31, 1997, were $2,043,176 and $2,332,049, respectively.

The Partnership has also advanced $22,645,379 at October 31, 1997 and $20,710,431 at January 31, 1997 to the partnerships. Pursuant to the Amended and Restated Partnership Agreement for Silver Canyon Partnership, funds advanced to Silver Canyon Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.50% at October 31, 1997). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%).

The Eaton Estate Partnership made a cash distribution during the nine month period ended October 31, 1997. The total distribution was $2,142,000, of which the Partnership received its 30% share, or $642,600.

For the nine months ended October 31, 1997, the Silver Canyon
Partnership generated net income of $1,569,545. Of this amount, $1,020,204 has been recorded by the Partnership under the equity method.

For the nine months ended October 31, 1997, the Eaton Estate
Partnership generated net income of $284,166. Of this amount, $85,250 has been recorded by the Partnership under the equity method.

NOTE G -  JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon
Partnership:
                                       Nine Months Ended
                                          October 31,
                                   --------------------------
                                       1997          1996
                                   -----------    -----------
REVENUES
  Operating income                 $ 3,015,175    $ 2,024,327


EXPENSES
  Fees, partners                        90,000        130,000
   Commissions                         659,740        329,312
   Legal and professional               16,164        101,020
   Travel and entertainment             45,208         35,055
   Operating and other                 464,918        279,857
   Depreciation and amortization       169,600        129,786
                                   -----------    -----------
    Subtotal                         1,445,630      1,005,030
                                   -----------    -----------
NET INCOME                         $ 1,569,545    $ 1,019,297
                                   ===========    ===========

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


     The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the nine months ended October 31, 1997 were of a normal recurring nature. Results of operations for the nine months ended October 31, 1997 are not necessarily indicative of results of operations which may be expected for the full year.


Item 2.  Management's Discussion and Analysis of Financial
         Condition

     The following discussion and analysis of Granite Development
Partners, L.P. should be read in conjunction with the audited financial statements as of January 31, 1997 contained in the Annual Report on Form 10-K.

Results of Operations

     The Partnership recorded sales of $1,165,792 of developed property for the three month period ended October 31, 1997 versus sales of $8,681,058 for the three month period ended October 31, 1996. During the three month period ended October 31, 1997, the Partnership sold one lot of the Harmony Glen subdivision, three lots of the River Oaks subdivision, and eight lots located in the Fairfax Meadows subdivision. The most significant sale for the three month period ended October 31, 1996, was the sale of the oceanfront portion of 194th Street in Miami Beach, Florida for $7,927,770.

     For the nine month periods ended October 31, 1997 and 1996, the Partnership recorded sales of $2,787,289 and $8,748,058, respectively. The decrease in sales is mainly attributable to the decrease in the availability of developed land inventory.

     Silver Canyon Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $3,779,280 and $1,856,626 for the three month periods ended October 31, 1997
and 1996, respectively.   For the nine month periods ended October
31, 1997 and 1996, the Silver Canyon Partnership recorded sales of $7,029,725 and $5,692,126, respectively.

     As of October 31, 1997, the following significant sales were under contract: eight sublots located in the Cambridge Park subdivision for $398,000; 27 lots located within the Ledges subdivision for $1,507,000; two lots of the River Oaks subdivision for $280,000; 192 lots located in the Seven Hills development for $10,598,000; and 69 sublots in the Eaton Estates subdivision for $3,689,000. None of the contracts are guaranteed to close.

     Interest income totalled $25,000 and $114,841 for the three months ended October 31, 1997 and 1996, respectively. Interest income totalled $507,146 and $453,938 for the nine months ended October 31, 1997 and 1996, respectively. Interest income is comprised of interest related to receivables from the sale of developed property on terms, from funds advanced to the joint ventures and from the investment of proceeds from the sale of land in short-term commercial paper. The decrease in interest income is mainly attributable to the paydown of notes receivable.

     Real estate tax expense totalled $43,351 and $84,546 for the three months ended October 31, 1997 and 1996, respectively, and $131,761 and $225,580 for the nine months ended October 31, 1997 and 1996, respectively. The reduction in real estate tax expense is attributable to the decrease in land held for development.

     Operating and other expenses totalled $15,816 and $191,574 for the three months ended October 31, 1997 and 1996, respectively, and $70,202 and $315,614 for the nine months ended October 31, 1997 and 1996, respectively. The decrease in operating expenses for fiscal 1997 as compared to fiscal 1996 is mainly attributable to a decrease in legal and professional fees.

     For the three months ended October 31, 1997, the Partnership reported a net income of $15,173 versus a net income of $870,827 for the three months ended October 31, 1996. For the nine months ended October 31, 1997, the Partnership recorded a net loss of $1,302,126 versus a net loss of $1,620,598 for the nine months ended October 31, 1996. The decrease in net income for the three month and increase in net loss for the nine month periods ended October 31, 1997 versus 1996, is mainly attributable to a decrease in sales revenues and an increase in interest expense.

Financial Condition and Liquidity

     Net cash provided by operating activities was $2,897,489 for the nine month period ended October 31, 1997 versus net cash provided by of $1,376,118 for the nine month period ended October 31, 1996. The increase in cash provided by operating activities in the nine month period ended October 31, 1997 was mainly attributable to the payments on mortgage notes receivables. An decrease in restricted cash was offset by an decrease in deposits. The cash provided by operating activities for the nine months ended October 31, 1996, was mainly the result of an increase in interest receivable and an decrease in land improvements. Included in restricted cash and deposits as of October 31, 1996, is $2,754,728 which represents sales proceeds invested on behalf of the Eaton Estate Partnership (Note D). The increase in interest receivable is mainly comprised of interest earned on funds advanced to the joint ventures.

     Net cash used in investing activities was $1,468,427 and $1,100,013 for the nine months ended October 31, 1997 and 1996, respectively. Cash used in investing activities is attributable to funds advanced for development expenditures to the Silver Canyon property.

     Net cash used in financing activities for the nine months ended October 31, 1997 was $476,017 versus $3,846,260 for the nine months ended October 31, 1996. The net cash used during the nine months ended October 31, 1997 was primarily the result of principal payments on mortgage notes of $468,117. The net cash used during the nine months ended October 31, 1996 was the result of a repayment of mortgage notes payable of $4,000,000 and an increase in mortgage procurement costs of $17,000 offset by funds advanced from Sunrise Land Company to the Partnership to fund additional development expenditures.

     Short-term external financing has been obtained to provide the funds necessary for the development of the Thornbury development (Solon Estates) located in Solon, Ohio. On December 3, 1997, the Partnership closed a $1,400,000 loan secured by a promissory note. The note carries interest at the rate of one-half of one percent (1/2%) in excess of the prime rate. The term of the loan is three years and is secured by a first mortgage on 206 acres of property.

     The Seven Hills development, which is owned by the Silver Canyon Partnership, is being developed in conjunction with a golf course. The golf course owner and developer, Seven Hills Golf L.P., has sold the golf course to The Rio Hotel of Las Vegas. Indications have been that The Rio intends to operate the course as a highly exclusive, private facility, with very limited play.
There had been prior indications from the developer of the golf course that it would be open to the public for high greens fees. This has greatly concerned the Silver Canyon Partnership, which has entered into discussions with the Rio Hotel to address the situation. In August, 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers, The Rio, and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against the same parties. Both suits seek a commitment for public play on the golf course, as well as damages, among other remedies. The Silver Canyon Partnership is responding to both suits, and is attempting to reach an appropriate resolution with all parties involved. The partnership's management and legal counsel cannot yet determine the outcome of the lawsuits. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Silver Canyon Partnership's financial performance.


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


PART II.  OTHER INFORMATION
---------------------------
Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - none.

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended October 31, 1997.




                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Granite Development Partners, L.P.
                              ----------------------------------
                                     (Registrant)


DATE:    12/15/97             /s/ Robert F. Monchein
         --------             -------------------------------------
                              Robert F. Monchein
                              President
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.


DATE:    12/15/97             /s/ Mark A. Ternes
         --------             -------------------------------------
                              Mark A. Ternes
                              Controller
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.