Form 10-Q/A
period 1997-10-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1997-12-17
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                    - - - - - - - - - - - - -
                            FORM 10-Q/A


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended  October 31, 1997
                                        ----------------

                               OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934


        For the transition period from            to
                                       ----------    -----------

Commission file number 033-80104
                       ---------

               GRANITE DEVELOPMENT PARTNERS, L.P.
               ----------------------------------
     (Exact name of registrant as specified in its charter)


            Delaware                          34-1754061
---------------------------------         -------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)


1250 Terminal Tower, 50 Public Square, Cleveland, Ohio     44113
------------------------------------------------------   ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code    216-621-6060
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X       NO
                            -----   -----





               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
                         BALANCE SHEETS

                                     October 31,     January 31,
                                        1997            1997
                                     -----------     -----------
                                     (Unaudited)     (Restated)


ASSETS

LAND                                 $ 3,927,204     $ 4,472,219
LAND IMPROVEMENTS                      3,065,206       2,476,446
                                     -----------     -----------
                                       6,992,410       6,948,665

RESTRICTED CASH EQUIVALENTS            1,419,922       4,602,891

MORTGAGE NOTES RECEIVABLE              3,731,959       6,323,446

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                      28,440,418      25,866,537

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $1,791,218 at October 31, 1997 and
    $1,446,575 at January 31, 1997       489,383         826,126

  Organization costs, net of
    accumulated amortization of
    $628,806 at October 31, 1997 and
    $449,697 at January 31, 1997         119,311         298,420

  Cash                                 1,240,033         286,988

  Interest receivable                  6,857,530       5,207,019

  Other                                   80,500          55,000

  Commission receivable                        -          17,392

  Administrative fee receivable          105,000          60,000
                                     -----------     -----------
                                       8,891,757       6,750,945
                                     -----------     -----------
                                     $49,476,466     $50,492,484
                                     ===========     ===========



                           GRANITE DEVELOPMENT PARTNERS, L.P.
                            (A Delaware Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                     Nine Months Ended
                                                        October 31,
                                                ---------------------------
                                                    1997            1996
                                                -----------    ------------
                                                                (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                      $(1,302,126)   $ (1,178,988)
  Adjustments to reconcile net loss to net cash
     provide by (used in) operating activities:
     Amortization                                   523,752         480,210
     Income from joint ventures                  (1,105,454)       (485,828)
  Changes in operating assets and liabilities:
     (Increase) decrease in land and
       land improvements                            (43,745)      5,056,746
     Decrease (increase) in restricted
       cash equivalents                           3,182,969      (2,978,523)
      Decrease (increase) in mortgage
       notes receivable                           2,591,487      (1,488,164)
     Increase in interest receivable             (1,650,511)     (2,065,248)
     Increase in other assets                       (25,500)              -
     Decrease in commission receivable               17,392               -
     Increase in administrative fee receivable      (45,000)        (85,000)
     Increase in accounts payable                    64,127         178,924
     Increase in accrued fees, partner              419,307         845,573
     Increase in accrued interest                 1,061,989         960,278
     Increase (decrease) in accrued
       real estate taxes                             26,885        (128,181)
     (Decrease) increase in deposits             (2,229,039)        927,484
     Increase in deferred income                  1,410,956       1,336,835
                                                -----------     -----------
     Net cash provided by
          operating activities                    2,897,489       1,376,118
                                                -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Distribution from affiliate                       642,600               -
  Investments in and advances to affiliates      (2,111,027)     (1,100,013)
                                                -----------     -----------
     Net cash used in investing activities       (1,468,427)     (1,100,013)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from loan payable-Sunrise                      -         190,000
  Repayment of mortgage notes payable              (468,117)        (19,260)
  Repayment mortgage notes payable                        -      (4,000,000)
  Increase in mortgage procurement costs             (7,900)        (17,000)
                                                -----------     -----------
     Net cash used in financing activities         (476,017)     (3,846,260)
                                                -----------     -----------
Increase (decrease) in cash                         953,045      (3,570,155)
Cash at beginning of the period                     286,988       3,635,578
                                                -----------    ------------
Cash at end of the period                       $ 1,240,033    $     65,423
                                                ===========    ============

Supplemental Disclosure of Cash Flow Information
     Cash Paid during the period for:
          Interest                              $ 2,082,700    $  2,119,748
          Real estate taxes                     $   104,876    $    353,761


See notes to financial statements.



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Granite Development Partners, L.P.
                                     (Registrant)


DATE:    12/15/97             /s/ Robert F. Monchein
         --------             Robert F. Monchein
                              President
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.


DATE:    12/15/97             /s/ Mark A. Ternes
         --------             Mark A. Ternes
                              Controller
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.