Form 10-K
period 1998-01-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1998-05-01
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            - - - - - - - - - - - - -
                                   FORM 10-K

(Mark One)
 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended  January 31, 1998
                                   ----------------
                               OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
                                       -----------    ------------
Commission file number 033-80104
                       ---------
               GRANITE DEVELOPMENT PARTNERS, L.P.
               ---------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                         34-1754061
         --------                         ----------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)

1250 Terminal Tower 50 Public Square Cleveland, Ohio       44113
----------------------------------------------------      -------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    216-416-6060
                                                      ------------
Securities registered pursuant to Section 12(b) of the Act:
                              None

Securities registered pursuant to Section 12(g) of the Act:
                              None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X       NO
                            ----     ----
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

Competition

     Competition in this segment is dominated by price, location and availability of properties.

Item 2.  Properties
-------------------
     The following properties remain in the Partnership property portfolio as of January 31, 1998:

NAME              DESCRIPTION
------------   -----------------
Day Drive      Located in Parma, Ohio. Approximately nine (9) acres
                   commercially zoned property remain.
Drake Estates  Located in Strongsville, Ohio.  Consists of 12.75 acres of land;
                   5.75 acres zoned general business, 1 acre zoned Public Facility remain.
Cambridge Park Located in North Royalton, Ohio.  Consists of thirty-six (36)
                   one-half acre single family lots of which 15 lots are sold. North Olmsted Located in North Olmsted, Ohio. Approximately ten (10) acres
  Industrial Park  improved industrial property.
Royal Valley   Located in North Royalton, Ohio.  Consists of three (3) one-
                   quarter acre lots within a 237 acre planned residential community.
Solon Estates  Located in Solon, Ohio.  Consists of 250 acres zoned for one (1)
                   acre single family lots and cluster homesites.
River Oaks     Located in Kirtland/Kirtland Hills, Ohio.  One (1) developed lot in the Village of Kirtland Hills, Ohio (approximately 5 to 7 acres in size) remain; four (4) sublots in Phase
                   IIIC and one (1) sublot in Phase IIIB approximating two (2) acres located in the city of Kirtland.
Silver Canyon  Located in Henderson, Nevada.  A 1,293 acre master planned residential community currently under development. Consists of 3,400 lots of which 1,581 lots are sold.
Eaton Estate   Located in Sagamore Hills, Ohio.  Consists of a 593 acre property zoned for a planned unit development and 43 acres of land zones for single family lots. Approximately 140 single family lots and 19 acres of cluster remain.
SSK Parcels    Located in Twinsburg, Ohio.  Consists of 133 acres of unimproved land. Being developed into a 174 lot single family development of which 107 lots remain unsold.
Music Street   Located in Newbury Township, Geauga County, Ohio.  Consists of
                   thirty (30) three (3) acre lots of which 25 lots are sold. Fairfax Meadow Located in Medina, Ohio. Consists of 73 acres zoned for 140 single family residential sublots of which 112 lots remain.

Item 3.  Legal Proceedings
--------------------------
     The Partnership is involved in litigation related to its operations. The Partnerships and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages based on the litigation proceedings is approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel of the Partnership is seeking a summary judgment seeking dismissal of the case.

     Silver Canyon Partnership, a Nevada limited partnership owned 33.3% by the Partnership, is the owner and developer of an approximately 1,300 acre master planned community located in Henderson, Nevada. The property is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and the other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for public play on the golf course, as well as damages. The Silver Canyon Partnership and the Partnership are responding to both suits, and are attempting to reach an appropriate resolution with all parties involved. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Partnership and Silver Canyon Partnership believes it has meritorious defenses to these claims and intends to defend against them vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     No matters were submitted to a vote of security holders during the three months ended January 31, 1998.


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

Item 6.  Selected Financial Data
--------------------------------
                         Fiscal        Fiscal         Fiscal         Fiscal       Fiscal
                          1997*         1996**         1995***        1994****     1993*****
Operating Results     ------------   ------------    ------------   ------------ ------------
Gross Sales           $ 5,709,083    $12,367,374     $ 7,035,769    $ 8,506,100  $ 1,550,900
Net Income (Loss)     $  (357,212)   $   966,815     $  (158,487)   $(3,903,155)    (863,561)

January 31,               1998           1997            1996           1995         1994
-------------------   -----------    -----------     -----------    -----------  -----------
Financial Position

Total assets          $48,015,304    $50,492,484     $49,013,469    $41,084,314  $43,669,534
Land and
  land improvements   $ 6,360,771    $ 6,948,665     $12,278,824    $13,415,890  $16,822,042
Restricted cash
  equivalents         $   481,287    $ 4,602,891     $ 1,308,453    $ 4,039,263  $15,059,352
Investments in and
  advances to joint
  ventures            $29,748,165    $25,866,537     $22,686,561    $16,694,226  $ 8,231,031
Long-term debt,
  including mortgage
  debt                $37,242,514    $36,910,472     $41,110,025    $37,348,370  $36,913,800

    * Fiscal 1997 results are for the year ended January 31, 1998. ** Fiscal 1996 results are for the year ended January 31, 1997.
  *** Fiscal 1995 results are for the year ended January 31, 1996. **** Fiscal 1994 results are for the year ended January 31, 1995.
***** Fiscal 1993 results are for the year ended January 31, 1994.


Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
Results of Operations

     Sales of developed property for the year ended January 31, 1998 totaled $5,709,083 versus $12,367,374 for the year ended January 31, 1997. The following significant sales occurred in fiscal 1997: 1) 17 lots in the Ledges development phase 1A for $952,000; 2) 10 lots in the Ledges phase 2A for $555,000; 3) a 6.11 acre parcel of Drake Estates in Strongsville for $366,792 4) 7 single family sublots in Cambridge Park for $348,250; 5) 6 lots in the Ledges development for $336,000. The decrease in sales from January 31, 1998 to January 31, 1997 was largely due to the sale of the 194th Street parcel for $7,927,770 in fiscal 1996. This significant transaction represented the last of the North Miami Beach parcels.


     Sales of developed property for the year ended January 31, 1997 totaled $12,367,374 versus $7,035,769 for the year ended January 31, 1996. The following significant sales occurred in fiscal 1996: 1) the 6.3 acre oceanfront portion of 194th Street in Miami Beach, Florida for $7,927,770; 2) the remaining 1.5 acres of 194th Street for $601,600; 3) two cluster sites in the West Grove development for a total of $1,552,947; and 4) four single family sublots in the River Oaks Subdivision in Ohio for $460,000. The increase in sales for fiscal 1996 versus fiscal 1995 is mainly the result of the sale of the 194th Street property located in Miami Beach, Florida.

     Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $7,257,167 for the year ended January 31, 1998 versus sales of $9,328,118 for the year ended January 31, 1997. The level of sales activity is expected to continue to decrease in 1998 as there is a limited amount of land remaining to be developed and sold. The Eaton Estate Partnership reported sales of $9,328,118 for the year ended January 31, 1997 versus sales of $9,224,344 for the year ended January 31, 1996.

     The Silver Canyon Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $23,911,279 for the year ended January 31, 1998 versus sales of $15,028,556 and $2,941,692 for the years ended January 31, 1997 and 1996, respectively. The level of sales activity is expected to remain strong in fiscal 1998.

     As of January 31, 1998, the following significant sales were under contract: nineteen lots of The Ledges subdivision located in Twinsburg, Ohio for $1,078,020; 60 lots within the Silver Canyon development in Henderson, Nevada for $2,562,000 and 46 sublots in the Eaton Estate subdivision for $2,683,000. None of the contracts are guaranteed to close.

     Interest income totaled $1,150,137 for the year ended January 31, 1998 versus $1,165,599 for the year ended January 31, 1997. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred (see Footnote A.) The decrease in interest income in fiscal 1997 is mainly attributable to the paydown of notes receivable.

     Interest income totaled $1,165,599 for the year ended January 31, 1997 versus $383,508 for the year ended January 31, 1996. The increase in interest income in fiscal 1996 is due to the increase in the outstanding balance of mortgage notes receivable and the recognition of deferred interest income of $644,104 related to the funds advanced to the Silver Canyon Partnership.

     Other income totaled $352,174 for the year ended January 31, 1998 versus $189,904 for the year ended January 31, 1997. Other income is mainly comprised of commissions, deferred development fees and management fees related to the Silver Canyon Partnership. Commissions of $453,965 and $192,588 were recorded for the years ended January 31,1998 and 1997, respectively. The Partnership recognized development fee income of $290,685 and $126,990 for the years ended January 31, 1998 and 1997, respectively. The increase in commissions and the recognition of development fees is directly correlated to the increase in sales activity related to the Silver Canyon Partnership.

     Other income totaled $189,904 for the year ended January 31, 1997 versus $117,936 for the year ended January 31, 1996. Commissions of $192,588 and $98,759 were recorded for the years ended January 31, 1997 and 1996, respectively. The Partnership recognized development fee income of $126,990 and $40,306 for the years ended January 31, 1997 and 1996, respectively.

     Partner fees totaled $746,638 for the year ended January 31, 1998 and $1,445,192 for the year ended January 31, 1997. Partner fees are comprised of development fees, administrative fees and commissions. Commissions and development fees were $510,624 and $1,088,070 for the years ended January 31, 1998 and 1997, respectively. The decrease in commissions and the recognition of development fees is directly correlated to the decrease in sales activity.

     Operating and other expenses totaled $177,541 for the year ended January 31, 1998 versus $515,445 for the year ended January 31, 1997 and $572,913 for the year ended January 31, 1996. Operating and other expenses is mainly comprised of legal fees, other professional fees, title fees and escrow fees. Legal and professional fees decreased from $277,532 at January 31, 1997 to $95,059 at January 31, 1998. Title and escrow fees decreased from $139,112 at January 31, 1997 to $54,369 at January 31, 1998.

     For the year ended January 31, 1998, the Partnership reported net loss of $357,212 versus a net income of $966,815 for the year ended January 31, 1997. The decrease in net income is the result of a decrease in land sales revenues.

     For the year ended January 31, 1997, the Partnership reported net income of $966,815 versus net loss of $158,487 for the year ended January 31, 1996. The increase in net income resulted from an increase in land sales revenues. While revenues from land sales increased from fiscal 1995 to fiscal 1996, the Partnership earned a lower margin on fiscal 1996 sales. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of undeveloped land parcels. Included in fiscal 1995 were sales of residential tracts of land where the buyer invested large development costs instead of the Partnership. Fiscal 1995 revenues from sales are not indicative of results for subsequent years. The increase in net income can also be attributed to the increase in interest and other income, and a decrease in operating expenses.

Financial Condition and Liquidity

     The net cash provided by operating activities was $3,901,203 for the year ended January 31, 1998 versus cash provided of $765,988 for fiscal 1996. The increase in net cash provided by operating activities is mainly attributable to a decrease in mortgage notes receivable and a decrease in restricted cash equivalents.

     The net cash provided by operating activities was $765,988 for the year ended January 31, 1997 versus cash provided of $1,696,727 for the year ended January 31, 1996. The decrease in net cash provided by operating activities is mainly the result of an increase in restricted cash equivalents.

     Net cash used in investing activities was $2,218,427 for the year ended January 31, 1998 versus $1,173,703 for the year ended January 31, 1997. The increase in funds used was mainly the result of an increase in funds advanced for development expenditures at the Silver Canyon property.

     Net cash used in investing activities was $1,173,703 for the year ended January 31, 1997 versus $3,070,945 for the year ended January 31, 1996. The decrease in funds used is attributable to the decrease in funds advanced for development expenditures at the Silver Canyon property offset by the proceeds of $2,990,000 received in fiscal 1995 from the sale of a portion of the Partnership's interest in the Silver Canyon Partnership.

     Net cash used in financing activities for the year ended January 31, 1998, was $1,745,606 versus net cash used of $2,940,875 for the year ended January 31, 1997. The net cash used was mainly attributable to the paydown of the loan from Sunrise Land Company of $921,768, partially offset by proceeds from mortgage notes payable of $922,472.

     Net cash used in financing activities was $2,940,875 for the year ended January 31, 1997 versus net cash provided by financing activities of $4,457,722 for the year ended January 31, 1996. The net cash used during fiscal 1996 was the result of the repayment of mortgage notes payable and the distribution of $1,914,202 of interest earned on the special units to the general partner offset by proceeds received of $2,999,880 from the exercise of the 36,000 warrants by the limited partners.

     The Partnership is involved in litigation related to its operations. The Partnerships and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages based on the litigation proceedings is approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel of the Partnership is seeking a summary judgment seeking dismissal of the case.

     The Partnership owns a 33.3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for public play on the golf course, as well as damages. Silver Canyon and the Partnership are responding to both suits, and are attempting to reach an appropriate resolution with all parties involved. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intends to defend against them vigorously.

     The Partnership intends to finance the acquisition and development of the majority of the Partnership properties as residential tracts for eventual resale; however, certain properties have been acquired and developed for commercial or industrial uses. Pursuant to the Partnership's business plan each of the targeted Partnership properties have been acquired and will be developed and marketed for sale. All net proceeds raised from the sales of properties, after the payment of development and partnership expenses, will be returned to the senior note holders and partners pursuant to the partnership agreement once all of the properties have been sold. Management believes that the Partnership will have adequate funds available throughout fiscal 1998 to fund development expenditures and to pay the semi-annual interest payments on the senior notes.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Granite Development Partners, L.P.

We have audited the accompanying balance sheets of Granite Development Partners, L.P. (A Delaware Limited Partnership) as of January 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended January 31, 1998 and the financial statement schedule listed in the Index at Item 14(a) (3) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Development Partners, L.P. as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note J to the financial statements, the Partnership corrected an error in accounting for interest income on certain advances.

                              /S/ Coopers & Lybrand, L.L.P.
                              -----------------------------
                              Coopers & Lybrand, L.L.P.

Cleveland, Ohio
April 30, 1998

                  GRANITE DEVELOPMENT PARTNERS, L.P.
                   (A Delaware Limited Partnership)
                            BALANCE SHEETS

                                             January 31,
                                     ---------------------------
                                         1998            1997
                                                      (Restated)
                                     -----------     -----------
ASSETS
------
LAND                                 $ 3,081,890     $ 4,472,219
LAND IMPROVEMENTS                      3,278,881       2,476,446
                                     -----------     -----------
                                       6,360,771       6,948,665

RESTRICTED CASH EQUIVALENTS              481,287       4,602,891

MORTGAGE NOTES RECEIVABLE              3,149,565       6,323,446

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                      29,748,165      25,866,537

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $1,906,317 at January 31, 1998 and
    $1,446,575 at January 31, 1997       374,284         826,126

  Organization costs, net of
    accumulated amortization of
    $668,805 at January 31, 1998 and
    $449,697 at January 31, 1997          79,312         298,420

  Cash                                   224,158         286,988

  Interest receivable                  7,397,262       5,207,019

  Other                                   80,500          55,000

  Commission receivable                        -          17,392

  Administrative fee receivable          120,000          60,000
                                     -----------     -----------
                                       8,275,516       6,750,945
                                     -----------     -----------
                                     $48,015,304     $50,492,484
                                     ===========     ===========


LIABILITIES
PARTNERS' SPECIAL UNITS
& PARTNERS' DEFICIT
-----------------------

SENIOR NOTES PAYABLE                 $36,000,000     $36,000,000
MORTGAGE NOTES PAYABLE                 1,242,514         910,472
LOAN PAYABLE - SUNRISE                         -         921,768
OTHER LIABILITIES
     Accounts payable                    463,373          48,632
     Accrued fees, partners              207,145         935,796
     Accrued interest                    975,845       1,009,139
     Accrued real estate taxes           143,899         134,913
     Deposits                          1,933,477       3,199,100
     Deferred income                   5,877,653       4,656,074
                                     -----------     -----------
                                       9,601,392       9,983,654
PARTNERS' EQUITY (DEFICIT)

     Partners' special units           9,000,000       9,000,000
     Partners' deficit                (7,828,602)     (6,323,410)
                                     ------------    ------------
                                       1,171,398       2,676,590
                                     ------------    ------------
                                     $48,015,304     $50,492,484
                                     ============    ============


See notes to financial statements.



                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS




                               For the year    For the year      For the year
                                   ended           ended             ended
                                January 31,     January 31,       January 31,
                                   1998            1997              1996
                                               (Restated)         (Restated)
                               ------------    ------------      ------------
REVENUES
  Sales of developed property  $ 5,709,083     $12,367,374       $ 7,035,769
  Cost of sales                 (3,621,063)     (7,736,755)       (2,992,237)
                               ------------    ------------      ------------
                                 2,088,020       4,630,619         4,043,532

  Interest                       1,150,137       1,165,599           383,508
  Commission                       453,965         192,588            98,759
  Other                            352,174         189,904           117,936
                               ------------    ------------      ------------
                                 4,044,296       6,178,710         4,643,735
                               ------------    ------------      ------------
EXPENSES
  Interest                       4,251,226       4,345,499         4,446,764
  Fees, partners                   746,638       1,445,192         1,696,385
  Real estate taxes                210,453         276,309           393,695
  Operating and other              177,541         515,445           572,913
  Amortization                     678,851         635,723           613,855
                               ------------    ------------      ------------
                                 6,064,709       7,218,168         7,723,612
                               ------------    ------------      ------------
                                (2,020,413)     (1,039,458)       (3,079,877)

Gain on sale of partnership
  interest                               -               -         2,144,190
Income from joint
  ventures                       1,663,201       2,006,273           777,200
                               ------------    -----------       ------------
NET INCOME (LOSS)              $  (357,212)    $   966,815       $  (158,487)

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                              Sunrise    FC-Granite,    Limited
                              Land Co.       Inc.       Partners      Total
                              --------- ------------- -----------  -----------
Balance at January 31, 1995
  as previously reported      $(35,252) $ (8,814,285) $         -  $(8,849,537)

Restatement of
  interest income (Note J)      (3,680)     (364,279)           -     (367,959)
                              --------- ------------- -----------  ------------
Balance at January 31, 1995
  (Restated)                   (38,932)   (9,178,564)           -   (9,217,496)

Net loss (restated)             (1,585)     (156,902)           -     (158,487)
                              --------- ------------- -----------  ------------
Balance at January 31, 1996    (40,517)   (9,335,466)           -   (9,375,983)

Capital contribution -
  exercise of warrants               -             -    3,999,960    3,999,960

Withdrawal of original
  limited partner               40,517       (40,517)           -            -

Distribution of interest
  on special units                   -    (1,914,202)           -   (1,914,202)

Net income (restated)                -       966,815            -      966,815
                              --------- ------------- -----------  ------------
Balance at January 31, 1997          -   (10,323,370)   3,999,960   (6,323,410)

Distribution of interest
  on special units                   -    (1,147,980)           -   (1,147,980)

Net loss                             -       (89,303)    (267,909)    (357,212)
                              --------- ------------- ------------ ------------
Balance at January 31, 1998   $      -  $(11,560,653) $ 3,732,051  $(7,828,602)
                              ========= ============= ============ ============

See notes to financial statements.


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                             For the year   For the year   For the year
                                                 ended          ended          ended
                                              January 31,    January 31,    January 31,
                                                 1998           1997           1996
                                                             (Restated)     (Restated)
                                             ------------   ------------  -------------
Cash Flow from Operating Activities:
  Net (loss) income                          $  (357,212)   $   966,815   $   (158,487)
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
     Amortization                                678,851        635,723        613,855
     Loss from joint ventures                 (1,663,201)    (2,006,273)      (777,200)
     Gain on sale of partnership interest              -              -     (2,144,190)
  Changes in operating assets and liabilities:
     Decrease in land and land improvements      587,894      5,330,159      1,137,066
     Decrease (increase) in restricted
       cash equivalents                        4,121,604     (3,294,438)     2,730,810
     Decrease (increase) in mortgage
       notes receivable                        3,173,881     (1,910,357)    (1,746,626)
     Increase in organization costs                    -              -        (50,586)
     Increase in interest receivable          (2,190,243)    (2,259,325)    (1,985,517)
     Increase in other assets                    (25,500)       (55,000)             -
     Decrease in development
       fee receivable                                  -              -        402,133
     Decrease (increase) commission receivable    17,391        (17,392)             -
     (Increase) decrease in administrative
       fee receivable                            (60,000)       (60,000)        81,250
     Increase (decrease) in accounts payable     414,741        (85,303)        33,754
     (Decrease) increase in accrued
       fees, partners                           (728,651)       762,576              -
     (Decrease) increase in accrued interest     (33,294)        38,023         65,576
     Increase (decrease) in accrued
       real estate taxes                           8,986       (146,972)       208,318
     (Decrease) Increase in deposits          (1,265,623)     1,580,586      1,116,514
     Increase in deferred income               1,221,579      1,287,166      2,170,057
                                             ------------    -----------    -----------
     Net cash provided by
       operating activities                    3,901,203        765,988      1,696,727
                                             ------------    -----------    -----------

Cash Flow from Investing Activities:
  Proceeds from sale of partnership interest          -               -      2,990,000
  Distribution from (contributions to)          642,600          93,530              -    affiliates
  Investments in and advances to affiliates  (2,861,027)     (1,267,233)    (6,060,945)
                                             -----------     -----------    -----------
     Net cash used in investing activities   (2,218,427)     (1,173,703)    (3,070,945)
                                             -----------     -----------    -----------

Cash Flow from Financing Activities:
  Proceeds from exercise of warrants                  -       2,999,880              -
  Proceeds from loan payable - Sunrise                -         190,000        731,768
  Repayment of loan payable - Sunrise          (921,768)              -              -
  Distribution of interest on special units  (1,147,980)     (1,914,202)             -
  Proceeds from mortgage notes payable          922,472         753,962      4,480,000
  Repayment of mortgage notes payable          (590,430)     (4,953,515)      (718,345)
  Increase in mortgage procurement cost          (7,900)        (17,000)       (35,701)
                                             -----------     -----------     ----------
     Net cash (used in) provided by
       financing activities                  (1,745,606)     (2,940,875)     4,457,722
                                             -----------     -----------     ----------

(Decrease) increase in cash                     (62,830)     (3,348,590)     3,083,504
Cash at beginning of the period                 286,988       3,635,578        552,074
                                            ------------    ------------   ------------
Cash at end of the period                   $   224,158     $   286,988    $ 3,635,578
                                            ------------    ------------   ------------


Supplemental Disclosure of Cash Flow Information
     Cash paid during the year for:
       Interest                             $ 4,284,520     $ 4,307,476    $  4,381,188
       Real estate taxes                    $   201,467     $   423,281    $    185,377

Supplemental Disclosure of Non-Cash Activities:
     Exercise of warrants                   $         -     $ 1,000,080    $          -

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

Sunrise has withdrawn from the Partnership upon the exercising of the warrants in fiscal 1996. With this change in the Partnership structure, all profits will be allocated to FC-Granite, the general partner, until all prior year losses initially allocated to FC-Granite are recovered. As of January 31, 1998, $3,958,389 in losses allocated to FC-Granite under the old Partnership structure have not been recovered. Once FC-Granite recoups the full allocation of losses from prior years as noted above, profits and losses of the Partnership will be allocated in accordance with the Partnership agreement.

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

Fair Value of Financial Instruments
-----------------------------------
The Partnership's financial instruments consists principally of cash, restricted cash, mortgage notes receivable, accounts receivable, accounts payable and accrued expenses in which the fair value of these financial instruments approximates the carrying value. The Partnership determined the estimated fair value of its debt by aggregating the various types (i.e. fixed rate versus variable rate debt) and discounting future cash payments at interest rates that the Partnership believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Partnership's total debt.

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

NOTE C -  WARRANTS

In connection with the issuance of the Senior Notes, the Parnership sold pro-rata to the purchasers of the Senior Notes 36,000 warrants at $27.78 to purchase limited partnership units. Each warrant reprsented the right to purchase one limited partnership unit at an exercise price of $83.33. On December 3, 1996, all 36,000 warrants were exercised.

NOTE D -  PARTNERS' SPECIAL UNITS

Until the senior notes payable are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes. Interest incurred on the partners' special units for the years ended January 31, 1998 and 1997, totalled $974,700 and $985,530, respectively. Interest incurred from November 15, 1993 (inception) through January 31, 1996, totalled $2,136,218. During the years ended January 31, 1998, 1997 and 1995, respectively, $1,147,980, $1,914,202 and
$963,870 of the interest earned was distributed to FC-Granite, the holder of the partners' special units. As of January 31, 1998, $83,933 of the interest earned on the special units is undistributed and will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE E -  MORTGAGE NOTES PAYABLE

The Partnership entered into mortgage notes payable aggregating $1,242,514 and $910,472 at January 31, 1998 and 1997, respectively, to purchase certain properties. Amounts borrowed of $831,659, $322,080, and $88,775 bear interest at a fixed rate of 9%, 8.5%, and 8% per annum, respectively. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

Aggregate annual principal payments for the next three years are:
1998 - $430,855; 1999 - $260,000; 2000 - $551,659.

During the year ended January 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first mortgage lien in an amount not to exceed $1,400,000. The principal amount outstanding bears interest at a rate one-half of one percent (1/2%) in excess of the prime rate (8.5% at January 31, 1998) and matures on November 21, 2000. As of January 31, 1998, the outstanding balance related to this loan was $831,659. The loan was established for the funding of the Thornbury development.

During the year ended January 31, 1997, the Partnership entered into a construction loan agreement collateralized by a promissory note in an amount not to exceed $1,600,000. The note bears interest at the prime rate (8.5% at January 31, 1998) and matures on August 1, 1998. As of January 31, 1998, the outstanding balance related to this loan was $88,775. The loan was established for the funding of the Fairfax Meadows development.

NOTE F -  TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the years ended January 31, 1998, 1997, and 1996 were $236,014,
$357,122, and $853,097, respectively. The Partnership paid administrative fees of $431,513, $212,664, and $853,097 during the years ended January 31, 1998, 1997, and 1996, respectively.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the years ended January 31, 1998, 1997, and 1996 were $272,333, $580,304, and
$449,754 respectively. The Partnership paid development fees of $556,792, $250,641, and $449,754, respectively, during the years ended January 31, 1998, 1997, and 1996, respectively.

In addition, real estate commissions to FC-Granite accrued for the years ended January 31, 1998, 1997, and 1996, were $238,291,
$507,766, and $393,534, respectively. Real estate commissions paid during the years ended January 31, 1998, 1997, and 1996, were $487,194, $219,311, and $393,534, respectively.

Pursuant to the Amended and Restated Silver Canyon Partnership
agreement, the Partnership is to receive a monthly administrative
fee in the amount of $5,000.   Total fees of $60,000 were accrued
for each of the years ended January 31, 1998 and 1997.

In addition, the Partnership is to receive a commission equal to 1% of gross sales, as defined in the Amended and Restated Silver Canyon Partnership agreement, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. Commissions of $453,965 and $192,588, and $98,759 were earned during the years ended January 31, 1998, 1997, and 1996, respectively.

The Partnership has advanced $23,395,379 at January 31, 1998 and $20,710,431 at January 31, 1997 to the Silver Canyon Partnership (see Note H). Interest earned on the advances were $2,422,265, $2,058,260, and $1,883,707 for the years ended January 31, 1998,
1997, and 1996 respectively, and was recorded as deferred income. During the years ended January 31, 1998, 1997, and 1996, $750,624, $644,104, and $87,084 of the deferred income has been recognized as interest income.

FC-Granite purchased $9,000,000 of the Senior Notes and 9,000 of the warrants. As of January 31, 1995, FC-Granite sold $9,000,000 of the Senior Notes to other investors. During the year ended
January 31, 1997, FC-Granite exercised the 9,000 warrants.

During the years ended January 31, 1997 and 1996, Sunrise loaned the Partnership $190,000 and $731,768, respectively, to fund additional development expenditures at the Silver Canyon project. Total principal and interest of $921,768 and $249,219, respectively, have been repaid during the year ended January 31, 1998.

Included in restricted cash equivalents and deposits at January 31, 1998 and 1997, is $481,287 and $3,124,950, respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

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

NOTE H -  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Through January 30, 1996, the Partnership had a 55% interest in Silver Canyon Partnership. On January 30, 1996, the Partnership sold 21 2/3% of its Partnership interest in the Silver Canyon Partnership to ANC. Prior to the sale, the Partnership's investment in Silver Canyon Partnership at January 31, 1996 and 1995, was $2,147,055 and $1,808,461, respectively. Subsequent to the sale, the Partnership's investment in Silver Canyon Partnership at January 31, 1996, was $1,301,245. Pursuant to the Amended and Restated Partnership Agreement, subsequent to the sale the Partnership has a 33 1/3% interest in Silver Canyon Partnership. The Partnership's investment in Silver Canyon Partnership at January 31, 1998 and 1997 was $4,003,748 and $2,929,217,
respectively.

In addition, the Partnership has a 30% interest in Eaton Estate Partnership. The Partnership's investment in Eaton Estate Partnership at January 31, 1998 and 1997, was $2,546,597 and $2,332,049, respectively. The Partnership has also received a distribution of $642,600 from Eaton Estates.

The Partnership has also advanced $23,395,379 at January 31, 1998 and $20,710,431 at January 31, 1997 to the Silver Canyon Partnership. Pursuant to the Amended and Restated Partnership agreement for the Silver Canyon Partnership, the Partnership's original obligation to make loans to Silver Canyon Partnership was capped at $19,443,198. The agreement also provides that the Partnership is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Funds advanced to Silver Canyon Partnership as of January 31, 1996, bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.5% at January 31, 1998). Shown below is summarized financial information relative to the partnerships.


     Balance Sheet                         January 31,     January 31,
     -------------                            1998            1997
                                           -----------     -----------
     Assets, primarily undeveloped land    $65,400,486     $63,987,341
     Liabilities, primarily long-term debt  49,499,560      49,202,632
                                           -----------     -----------
       Partners' equity                     15,900,926      14,784,709
     Less:  Outside partners' equity         9,350,581       9,523,443
                                           -----------     -----------
     Investment in Joint Ventures          $ 6,550,345     $ 5,261,266
                                           ===========     ===========

For the year ended January 31, 1998, the Silver Canyon Partnership generated income of $1,653,124, of which $1,074,531 has been recorded by the Partnership under the equity method. For the year ended January 31, 1997, the Silver Canyon Partnership generated income of $2,595,760, of which $1,627,972 has been recorded by the Partnership under the equity method.

For the year ended January 31, 1998, the Eaton Estate Partnership generated income of $1,962,236 primarily from the proceeds from sales of developed property offset by real estate taxes, commissions, interest and other miscellaneous expenses, of which $588,671 has been recorded by the Partnership under the equity method. For the year ended January 31, 1997, the Eaton Estate Partnership generated income of $1,261,003 of which $378,301 has been recorded by the Partnership under the equity method.

NOTE I -  PARTICIPATION IN CASH FLOWS

Once the senior notes payable and partners' special units have been paid in full and the capital accounts of the general and limited partners have been repaid, FC-Granite will receive distributions of 25% of available cash, as defined.

NOTE J -  RESTATEMENT

The Partnership has restated its previously issued financial statements for the years ended January 31, 1997 and 1996 to correct an error in accounting for interest income recorded on certain advances. The Partnership recorded interest income on advances for the period from February 1, 1994 to January 31, 1997. The previously issued financial statements have been restated to reverse the interest income recorded on certain advances. As a result of the restatement, partners' deficit was increased by $367,959 at January 31, 1995, interest receivable, interest income and net income decreased by $385,959 and $294,407 for the years ended January 31, 1996 and 1997, respectively.

NOTE K -  LITIGATION

     The Partnership is involved in two separate instances of litigation related to its operations. The Partnership believes it has meritorious defenses to the claims of both instances of litigation, and intends to defend against them both vigorously.
The Partnerships and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages based on the litigation proceedings is approximately $400,000.
However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel of the Partnership is seeking a summary judgment seeking dismissal of the case.

     The Partnership owns a 33.3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for public play on the golf course, as well as damages. Silver Canyon and the Partnership are responding to both suits, and are attempting to reach an appropriate resolution with all parties involved. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intends to defend against them vigorously.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Silver Canyon Partnership

We have audited the accompanying balance sheets of Silver Canyon Partnership (A Nevada General Partnership) as of January 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended January 31, 1998 and the financial statement schedule listed in the Index at Item 14 (a) (3) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Canyon Partnership as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                              /S/ Coopers & Lybrand, L.L.P.
                              -----------------------------
                              Coopers & Lybrand, L.L.P.



Cleveland, Ohio
April 30, 1998


                          SILVER CANYON PARTNERSHIP
                       (A Nevada General Partnership)
                               BALANCE SHEETS

                                             January 31,
                                     ---------------------------
                                         1998            1997
                                     -----------     -----------
ASSETS

LAND                                 $18,354,050     $21,202,006
LAND IMPROVEMENTS                     32,650,268      30,007,910
                                     -----------     -----------
                                      51,004,318      51,209,916

RESTRICTED CASH                        1,465,311         189,666

MORTGAGE NOTES RECEIVABLE                963,032         963,032

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $387,328 at January 31, 1998 and
    $220,931 at January 31, 1997          55,465         221,862
  Organization costs, net of
    accumulated amortization of
    $110,366 at January 31, 1998 and
    $73,312 at January 31, 1997           93,817         152,850
  Fixed assets, net of accumulated
    depreciation of $8,738 at
    January 31, 1998 and $6,096
    at January 31, 1997                    5,597           8,239
  Cash                                 1,604,418         302,081
  Funds in escrow                      1,002,007       1,311,087
  Other assets                           143,756         137,689
                                     -----------     -----------
                                       2,905,060       2,133,808
                                     -----------     -----------
                                     $56,337,721     $54,496,422
                                     ===========     ===========


LIABILITIES AND
PARTNERS' EQUITY
----------------


LOAN PAYABLE - GMAC                  $ 5,751,820     $14,672,880
LOAN PAYABLE - GRANITE                23,395,379      20,710,431
LOAN PAYABLE - ANC                     3,427,393       2,140,336
OTHER LIABILITIES
     Accounts payable, trade           3,767,765       3,290,935
     Accounts payable,
       management fee                    150,000         326,667
     Accrued interest payable          7,559,778       5,099,891
     Accrued development fees,
       partners                        1,484,805         666,013
     Accrued commissions                       -          78,109
     Accrued expenses                          -         107,960
     Accrued salaries                    132,946         211,551
     Accrued real estate taxes                 -          33,063
     Deposits                          1,936,125         430,000
     Deferred income                     750,000         400,000
                                     -----------     -----------
                                      15,781,419      10,644,189

ADVANCE TO PARTNER                      (580,000)       (580,000)
PARTNERS' EQUITY                       8,561,710       6,908,586
                                     -----------     -----------
                                       7,981,710       6,328,586
                                     -----------     -----------
                                     $56,337,721     $54,496,422
                                     ===========     ===========

See notes to financial statements.



                                SILVER CANYON PARTNERSHIP
                             (A Nevada General Partnership)
                                STATEMENTS OF OPERATIONS

                               For the year        For the year    For the year
                                   ended               ended           ended
                                January 31,        January 31,     January 31,
                                   1998                1997            1996
                               -------------       -------------   -------------
  REVENUES
    Sales of developed
      property                 $ 23,911,279        $ 15,028,556    $  2,941,692
    Grading revenue                       -             210,426          87,637
    Cost of sales               (18,957,867)        (10,693,499)     (1,768,314)
                               -------------       -------------   -------------
                                  4,953,412           4,545,483       1,261,015

    Other                           194,290             180,373         132,033
                               -------------       -------------   -------------
                                  5,147,702           4,725,856       1,393,048
                               -------------       -------------   -------------
  EXPENSES
    Interest expense                      -                  -              221
    Fees, partners                  120,000            120,000           75,000
    Commissions                   2,546,330          1,054,765          126,976
    Salaries and benefits                 -             78,605           35,893
    Legal and professional           72,126            132,131           95,842
    Travel and entertainment         53,679             56,398          106,703
    Operating and other             496,351            502,164          231,215
    Depreciation and
      amortization                  206,092            186,033          105,573
                               -------------       ------------     ------------
                                  3,494,578          2,130,096          777,423
                               -------------       ------------     ------------
  NET INCOME                   $  1,653,124        $ 2,595,760      $   615,625
                               =============       ============     ============

See notes to financial statements.

                                SILVER CANYON PARTNERSHIP
                             (A Nevada General Partnership)
                        STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                             Granite
                                             Silver
                                 Silver    Development   American
                                 Canyon     Partners,     Nevada
                               Corporation    L.P.     Corporation     Total
                               ----------- ----------- -----------  -----------
Balance at January 31, 1995    $1,888,740  $1,808,461  $        -   $3,697,201

Net income                        277,031     338,594           -      615,625
                               ----------  ----------  ----------   ----------
  Subtotal                      2,165,771   2,147,055           -    4,312,826

Purchase of partnership
  interest by ANC                (561,496)   (845,810)  1,407,306            -
                               ----------  ----------  ----------   ----------
  Subtotal                      1,604,275   1,301,245   1,407,306    4,312,826

Advance to Partner               (580,000)          -           -     (580,000)
                               ----------  ----------  ----------   ----------
Balance at January 31, 1996     1,024,275   1,301,245   1,407,306    3,732,826

Net income                        905,397   1,627,972      62,391    2,595,760
                               ----------  ----------  ----------   ----------
Balance at January 31, 1997     1,929,672   2,929,217   1,469,697    6,328,586

Net income                        578,593   1,074,531           -    1,653,124
                               ----------  ----------  ----------   ----------
Balance at January 31, 1998    $2,508,265  $4,003,748  $1,469,697   $7,981,710
                               ==========  ==========  ==========   ==========

See notes to financial statements.


                             SILVER CANYON PARTNERSHIP
                          (A Nevada General Partnership)
                              STATEMENTS OF CASH FLOWS

                                            For the year    For the year     For the year
                                                ended           ended            ended
                                             January 31,     January 31,      January 31,
                                                1998            1997             1996
                                            ------------    ------------     ------------
Cash Flow from Operating Activities:
  Net income                                $  1,653,124    $  2,595,760     $    615,625
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization              206,092         186,033          105,573
      Write off of organization costs             21,980          28,988                -
  Changes in operating assets and liabilities:
      Decrease (increase) in land and
        land improvements                        205,598        (143,831)     (15,537,736)
      Decrease (increase) in mortgage
        notes receivable                               -         574,749       (1,537,781)
      (Increase) decrease in
        restricted cash                       (1,275,645)         30,269         (219,935)
      Increase in organization costs                   -               -          (64,623)
      Decrease in accounts receivable                  -               -           43,048
      Decrease (increase) in funds in escrow     309,080        (641,087)        (670,000)
      Increase in other assets                    (6,067)        (89,305)         (46,198)
      Increase (decrease) in accounts
        payable - trade                          476,830       1,842,905       (2,442,159)
      (Decrease) increase in accounts
        payable - management fee                (176,667)        326,667          (81,250)
      Increase in accrued interest             2,459,887       2,165,975        2,033,293
      Increase (decrease) in accrued
        development fees, partners               818,792         666,013         (402,133)
      (Decrease) increase in accrued
        commissions                              (78,109)         78,109                -
      (Decrease) increase in accrued expenses   (107,960)        107,960                -
      (Decrease) increase in accrued salaries    (78,605)         78,605          132,946
      (Decrease) in accrued real estate taxes    (33,063)        (36,161)         (87,188)
      Increase (decrease) in deposits          1,506,125        (175,000)         605,000
      Increase in deferred income                350,000         400,000                -
                                             -----------      ----------      -----------
      Net cash provided by (used in)
        operating activities                   6,251,392       7,996,649      (17,553,518)
                                             -----------      ----------      -----------
Cash Flow from Financing Activities:
  Repayment of mortgage loans payable                  -               -      (10,071,290)
  Repayment of notes payable                           -               -       (3,191,074)
  Proceeds from loan payable - GMAC           13,020,447      12,849,355       24,185,691
  Repayment of loan payable - GMAC           (21,941,507)    (22,362,166)               -
  Proceeds from loan payable - GRANITE         2,684,948       1,267,233        6,058,962
  Proceeds from loan payable - ANC             1,287,057         490,336        1,650,000
  Increase in mortgage procurement costs               -        (112,793)        (330,000)
  Advance to partner                                   -               -         (580,000)
                                            ------------     -----------      -----------
      Net cash (used in) provided
        by financing activities               (4,949,055)     (7,868,035)      17,722,289
                                            ------------     -----------      -----------
Increase in cash                               1,302,337         128,614          168,771
Cash at beginning of the period                  302,081         173,467            4,696
                                            ------------     -----------      -----------
Cash at end of the period                   $  1,604,418     $   302,081      $   173,467
                                            ============     ===========      ===========

Supplemental Disclosure of Cash Flow Information
      Cash paid during the year for:
           Interest                         $  1,460,278    $  2,345,627      $ 1,778,518
           Real estate taxes                $    178,847    $    166,876      $   248,445


See notes to financial statements.

                         SILVER CANYON PARTNERSHIP
                      (A Nevada General Partnership)
                     NOTES TO THE FINANCIAL STATEMENTS

NOTE A -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

Organization
------------
Silver Canyon Partnership ("the Partnership"), was formed on January 7, 1994 to acquire, own, plan, develop, operate, improve, ease, manage, sell, finance and refinance and otherwise deal with Partnership properties located in Henderson, Nevada. The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets.

The original partners include Granite Silver Development Partners, L.P., a Delaware Limited Partnership ("Granite"), and Silver Canyon Corporation, a Nevada Corporation ("SCC"). Granite Development Partners, L.P. owns approximately 100% of Granite. SCC made an initial capital contribution of land with an assigned value agreed upon by the partners of $4,500,000. As of January 31, 1995, Granite made a total initial cash capital contribution of $2,250,000. The cash from Granite's contribution was distributed to SCC. Through January 30, 1996, Granite owned a 55% interest and SCC owned a 45% interest in the Partnership. On January 30, 1996, Granite sold to American Nevada Corporation ("ANC") a 21 2/3% partnership interest in the Partnership. SCC sold to ANC a 11 2/3% partnership interest in the Partnership. Upon the execution of the Amended and Restated Partnership Agreement, ANC acquired interests in the Partnership representing in the aggregate a 33 1/3% interest.

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

Fair Value of Financial Instruments
-----------------------------------
The Partnership's financial instruments consists principally of cash, restricted cash, mortgage notes receivable, accounts receivable, accounts payable and accrued expenses in which the fair value of these financial instruments approximate the carrying value. The Partnership determined the estimated fair value of its debt by aggregating the various types (i.e. fixed rate versus variable rate debt) and discounting future cash payments at interest rates that the Partnership believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Partnership's total debt.

NOTE B -  LOAN PAYABLE - GMAC

The Partnership entered into a loan agreement with GMAC, to fund development expenditures of the property. GMAC has agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount not to exceed $30,000,000. The loan bears interest at one and three-fourths percent above the prime rate (8.5% at January 31, 1998). The loan is due on June 7, 1998. Interest on the outstanding principal balance is due and payable monthly in arrears.

NOTE C -  TRANSACTIONS WITH AFFILIATES

Granite, SCC, and ANC are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, Granite is to receive a monthly administrative fee in the amount of $5,000 per month. Total fees of $60,000 were accrued for each of the years ended January 31, 1998 and 1997.

Granite was paid a monthly administrative fee of $6,250 as compensation for its services in administering the business of the Partnership through January 31, 1996. Total administrative fees incurred and paid for the year ended January 31, 1996 were $75,000.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, SCC is to receive a monthly fee of $5,000 per month for the coordination of the construction and operation of the golf course. Total fees of $60,000 were accrued for each of the years ended January 31, 1998 and 1997.

Pursuant to the Amended and Restated Partnership Agreement, as of January 31, 1996, American Nevada Corporation ("ANC") will be paid a fee equal to 4% of all project costs, as defined, incurred on behalf of the Partnership, as compensation for its services in managing the development of the Partnership Properties. Total development fees incurred for the years ended January 31, 1998 and 1997 were $1,364,805, and $606,013 respectively. Development fees incurred are capitalized to land held for development and written off through cost of sales as sales of developed properties occur.

In addition, ANC shall be paid a fee equal to 4.5% of gross production sales and 6.5% of gross estate sales as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. Total fees earned and paid to ANC for the years ended January 31, 1998 and 1997 were $1,317,755 and $695,337, respectively. Also, in consideration of substantial pre-marketing activities undertaken by SCC and other marketing activities performed by Granite, each is to be paid a marketing fee of one percent of gross sales. For the year ended January 31, 1998, marketing fees earned by and paid to SCC and Granite were $361,541 and $453,965, respectively. For the year ended January 31, 1997, marketing fees earned and paid to SCC and Granite were $166,840 and $192,588, respectively.

Granite has advanced $23,395,379 at January 31, 1998 and $20,710,431 at January 31, 1997 to the Partnership. Pursuant to the Amended and Restated Partnership agreement for the Silver Canyon Partnership, Granite's original obligation to make loans to Silver Canyon Partnership was capped at the current level of funding at January 31, 1996. The agreement also provides that Granite is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Pursuant to the agreement, Granite loaned the Partnership an additional $2,684,948 and $1,267,233 during the years ended January 31, 1998 and 1997, respectively. Funds advanced to Silver Canyon Partnership as of January 31, 1996, bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.5% at January 31, 1998). In accordance with the Amended and Restated Partnership Agreement, the loans have no maturity date and will be repaid through the distribution of cash flow. Total interest incurred on the loans amounted to $2,239,532, $2,058,260, and $1,883,707 for the years ended January 31, 1998, 1997, and 1996, respectively.

Pursuant to the Amended and Restated Partnership Agreement, the Partnership advanced to SCC $580,000 on January 31, 1996. The advance is non-interest bearing and will be repaid from future cash flow distributions. Accordingly, the advance has been reflected as a reduction of partners' equity.

In addition, pursuant to the Amended and Restated Partnership Agreement, ANC loaned to the Partnership $1,650,000 as of January 31, 1996. The loan bears interest at one and three-fourths percent above the prime rate and will be repaid through the distribution of cash flow. The agreement also provides that ANC is to provide up to one-third of $9,000,000 as additional loans as funds are required. Pursuant to the agreement, ANC loaned the Partnership an additional $1,287,057 and $490,336 during the years ended January 31, 1998 and 1997, respectively.

NOTE D -  CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest expense and real estate tax expense allocated to land held for development is capitalized. For the years ended January 31, 1998 and 1997, total interest charges were $3,920,165 and $4,511,602 of which $3,920,165 and $4,511,602 were capitalized, respectively. For the years ended January 31, 1998 and 1997, total real estate taxes were $145,784 and $104,601, respectively, of which $145,784 was capitalized at January 31, 1998 and $104,601 was capitalized at January 31, 1997.

NOTE E -  LITIGATION

In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Partnership, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for public play on the golf course, as well as damages. The Silver Canyon Partnership is responding to both suits, and is attempting to reach an appropriate resolution with all parties involved. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Partnership believes it has meritorious defenses to these claims and intends to defend against them vigorously.


Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------
         None

                                PART III
                                --------
Item 10. Directors and Executive Officers of the General Partner of the Registrant

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

     Robert F. Monchein, age 53, is the President of the General
Partner and Sunrise. Mr. Monchein joined Forest City in 1979 and assumed the office of President of Sunrise in 1983.

     Samuel H. Miller, age 76, is the Vice President of the General Partner and Sunrise. Mr. Miller is also a director of the General Partner and Sunrise. Mr. Miller joined Forest City in 1945 and assumed the office of Vice President of Sunrise in 1986.

     Thomas G. Smith, age 57, is the Secretary of the General
Partner.  Mr. Smith joined Forest City in 1985 as Senior Vice
President and Chief Financial Officer.

     Nathan Shafran, age 84, is the Treasurer of the General
Partner.  Mr. Shafran joined Forest City in 1939 and is currently
Vice Chairman of the Board of Directors.

     Albert B. Ratner, age 70, is a Director of the General Partner and Sunrise. Mr. Ratner joined Forest City in 1951 and has served as Chief Executive Officer and Vice Chairman of the Board since
1993.  Mr. Ratner is also a director of American Greetings
Corporation.

     Charles A. Ratner, age 56, is a Director of the General
Partner. Mr. Ratner joined Forest City in 1966 and has served as its President and Chief Operating Officer since 1993.


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

          Report of Independent Accountants

          Financial Statements:

              Balance Sheets - January 31, 1998 and 1997.
              Statements of Operations for the years ended
                January 31, 1998, 1997, and 1996.
              Statements of Changes in Partners' Deficit for the
                years ended January 31, 1998, 1997, and 1996.
              Statements of Cash Flows for the years ended
                January 31, 1998, 1997, and 1996.
              Notes to Financial Statements

(a)  (2)  The following financial statements of Silver Canyon
          Partnership and the report of the independent accountants are included:

          Report of Independent Accountants

          Financial Statements:

              Balance Sheets - January 31, 1998 and 1997.
              Statements of Operations for the years ended
                January 31, 1998, 1997, and 1997.
              Statements of Changes in Partners' Equity for
                the years ended January 31, 1998, 1997, and 1996.
              Statements of Cash Flows for the years ended January
                31, 1998, 1997, and 1996.
              Notes to Financial Statements

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


DATE: April 30, 1998     /s/ Robert F. Monchein
      --------------     ----------------------
                         Robert F. Monchein
                         President
                         FC-Granite, Inc., the general partner
                         of Granite Development Partners, L. P.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
                         President, FC-Granite, Inc.,Date:
Robert F. Monchein       the general partner of Granite
                         Development Partners, L. P.

Principal Financial and
Accounting Officer:
                         Controller, FC-Granite, Inc.,Date:
Mark A. Ternes           the general partner of Granite
                         Development Partners, L.P.

                         Vice President, Director Date:
Samuel H. Miller

                         Secretary                Date:
Thomas G. Smith

                         Treasurer                Date:
Nathan Shafran

                         Director                 Date:
Albert B. Ratner

                         Director                 Date:
Charles A. Ratner

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Granite Development Partners, L.P.
                                                          (Registrant)


DATE:   April 30, 1998   /s/ Robert F. Monchein
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
/s/ Robert F. Monchein   President, FC-Granite, Inc.,    Date:April 30, 1998
----------------------   the general partner of Granite       --------------
Robert F. Monchein       Development Partners, L.P.


Principal Financial and
Accounting Officer:
/s/ Mark A. Ternes       Controller, FC-Granite, Inc.,   Date:April 30, 1998
------------------       the general partner of Granite       --------------
Mark A. Ternes           Development Partners, L.P.


/s/ Samuel H. Miller     Vice President, Director        Date:April 30, 1998
--------------------                                          --------------
Samuel H. Miller

/s/ Thomas G. Smith      Secretary                       Date:April 30, 1998
-------------------                                           --------------
Thomas G. Smith

/s/ Nathan Shafran       Treasurer                       Date:April 30, 1998
------------------                                            --------------
Nathan Shafran

/s/ Albert B. Ratner     Director                        Date:April 30, 1998
------------------                                            --------------
Albert B. Ratner

/s/ Charles A. Ratner    Director                        Date:April 30, 1998
---------------------                                         --------------
Charles A. Ratner

                        Granite Development Partners, L.P.
                         Schedule III - Real Estate Owned

                                                     Amount of           Initial cost                    Cost capitalized
                                                    encumbrance           to Company                 subsequent to acquisition
                                                   at January 31,  -----------------------------    ---------------------------
Description of property                               1998  (A)        Land         Improvements     Improvements       Costs
-----------------------                            --------------  -----------      ------------     ------------     ---------
Undeveloped land, North Miami Beach, Florida       $               $ 9,712,620                       $        -
Developed and undeveloped land, Kirtland and
  Kirtland Hills, Ohio                                               1,660,876                          298,189
Undeveloped commercial land, Strongsville, Ohio                        617,957                           26,963
Undeveloped commercial land, Parma, Ohio                               554,664                            4,875
Undeveloped land, Middleburg Heights, Ohio                             718,683                              761
Undeveloped land, North Royalton, Ohio                                 232,049                          787,825
Undeveloped land, Solon, Ohio                          831,659         464,825                          434,818
Undeveloped commercial land, North Olmsted, Ohio                       305,923                           25,953
Developed land, North Royalton, Ohio                                   160,397                                -
Undeveloped land, Twinsburg, Ohio                       82,080       1,179,875                          951,512
Undeveloped land, Olmsted Falls, Ohio                                1,102,526                           93,611
Undeveloped land, Newbury Township, Ohio                               460,842                          138,445
Undeveloped land, Medina, Ohio                         328,775          42,545                          486,098
Undeveloped land, Medina, Ohio                                         131,382                           29,831
Senior Notes Payable                                36,000,000               -
                                                   -----------     -----------      ------------     ----------        -----------
                                                   $37,242,514     $17,345,164      $         -      $3,278,881         $   -
                                                   ===========     ===========      ============     ==========        ===========

(A)  Land held by the unconsolidated joint ventures, included in Note H to the financial statements, also encumbered by the senior notes payable totals $19,778,908.

                                        Granite Development Partners, L.P.
                                         Schedule III - Real Estate Owned

                                                              Gross amount at which
                                                                carried at close of
                                                                 January 31, 1998
                                                     ------------------------------------
Description of property                                Land      Improvements      Total(B)
-----------------------                              --------  -------------   ----------
Undeveloped land, North Miami Beach, Florida       $        -             -     $       -
Developed and undeveloped land, Kirtland and
  Kirtland Hills, Ohio                                187,331       298,189       485,520
Undeveloped commercial land, Strongsville, Ohio       274,941        26,963       301,904
Undeveloped commercial land, Parma, Ohio               51,216         4,875        56,091
Undeveloped land, Middleburg Heights, Ohio                  -           761           761
Undeveloped land, North Royalton, Ohio                 76,522       787,825       864,347
Undeveloped land, Solon, Ohio                         509,538       434,818       944,356
Undeveloped commercial land, North Olmsted, Ohio       76,148        25,953       102,101
Developed land, North Royalton, Ohio                  112,113             -       112,113
Undeveloped land, Twinsburg, Ohio                     941,251       951,512     1,892,763
Undeveloped land, Olmsted Falls, Ohio                       -        93,611        93,611
Undeveloped land, Newbury Township, Ohio              167,093       138,445       305,538
Undeveloped land, Medina, Ohio                        612,929       486,098     1,099,027
Undeveloped land, Medina, Ohio                         72,808        29,831       102,639
Senior Notes Payable                                                                    -
                                                   ----------    ----------    ----------
                                                   $3,081,890    $3,278,881    $6,360,771
                                                   ==========    ==========    ==========

(B)  Reconciliations of total real estate carrying value are as follows:

                                                      1998            1997
                                                   -----------     -----------
     Balance at beginning of period                $ 6,948,665     $12,278,824

       Additions during period -
         Improvements                                2,994,636       2,406,596
         Other acquisitions                                  -               -
                                                   -----------     -----------
                                                     9,943,301      14,685,420
                                                   -----------     -----------

       Deductions during period -
         Cost of real estate sold                   (3,582,530)     (7,736,755)
                                                   -----------     -----------

     Balance at end of period                      $ 6,360,771     $ 6,948,665
                                                   ===========     ===========


                                     Silver Canyon Partnership
                                  Schedule III - Real Estate Owned

                                                     Amount of         Initial   cost                    Cost capitalized
                                                    encumbrance         to    Company                subsequent to acquisition
                                                   at January 31,  -----------------------------     -----------------Carrying-
Description of property                                 1998           Land         Improvements     Improvements       Costs
-----------------------                            --------------  -----------      ------------
Developed land, Henderson, Nevada                    $ 5,751,820   $23,323,784                        $32,650,268

                                                     -----------   -----------      ------------      -----------       -------
                                                     $ 5,751,820   $23,323,784      $          -      $32,650,268       $     -
                                                     ===========   ===========      ============      ===========       =======


                                               Silver Canyon Partnership
                                            Schedule III - Real Estate Owned
                                                 Gross amount at which
                                                  carried at close of
                                                    January 31, 1998
                                         ---------------------------------------
Description of property                     Land      Improvements    Total(A)
-----------------------                  -----------   -----------   -----------
Developed land, Henderson, Nevada        $18,354,050   $32,650,268   $51,004,318

                                         -----------   -----------   -----------
                                         $18,354,050   $32,650,268   $51,004,318
                                         ===========   ===========   ===========



(A)  Reconciliations of total real estate carrying value are as follows:

                                                      1998            1997
                                                   -----------     -----------
     Balance at beginning of period                $51,209,916     $51,066,085

       Additions during period -
         Improvements                               16,803,009      10,837,330
         Other acquisitions                                  -               -
                                                   -----------     -----------
                                                    68,012,925      61,903,415
                                                   -----------     -----------

       Deductions during period -
         Cost of real estate sold                  (17,008,607)    (10,693,499)
                                                   -----------     -----------

     Balance at end of period                      $51,004,318     $51,209,916
                                                   ===========     ===========
