Form 10-Q
period 1998-04-30
GRANITE DEVELOPMENT PARTNERS LP
filed 1998-06-12
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                    - - - - - - - - - - - - -
                            FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended  April 30, 1998
                                        --------------

                               OR


----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from             to
                                       -----------    -----------

Commission file number 033-80104
                       ---------

               GRANITE DEVELOPMENT PARTNERS, L.P.
               ----------------------------------
     (Exact name of registrant as specified in its charter)


            Delaware                          34-1754061
---------------------------------         -------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)


1250 Terminal Tower 50 Public Square Cleveland, Ohio   44113
---------------------------------------------------- ---------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    216-416-6060
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X       NO
                             ----        ----





PART I.  FINANCIAL INFORMATION

               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
                         BALANCE SHEETS

                                      April 30,      January 31,
                                        1998            1998
                                     -----------     -----------
                                     (Unaudited)

ASSETS

LAND                                 $ 2,913,159     $ 3,081,890
LAND IMPROVEMENTS                      3,161,959       3,278,881
                                     -----------     -----------
                                       6,075,118       6,360,771

RESTRICTED CASH EQUIVALENTS              486,954         481,287

MORTGAGE NOTES RECEIVABLE              2,807,490       3,149,565

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                      30,872,367      29,748,165

OTHER ASSETS
  Mortgage procurement costs, net of
    accumulated amortization of
    $2,020,101 at April 30, 1998 and
    $1,906,318 at January 31, 1998       260,501         374,284

  Organization costs, net of
    accumulated amortization of
    $712,620 at April 30, 1998 and
    $672,621 at January 31, 1998          39,313          79,312

  Cash                                    67,380         224,158

  Interest receivable                  7,986,108       7,397,262

  Other                                   25,500          80,500

  Administrative fee receivable          135,000         120,000
                                     -----------     -----------
                                       8,513,802       8,275,516
                                     -----------     -----------
                                     $48,755,731     $48,015,304
                                     ===========     ===========


LIABILITIES,
PARTNERS'SPECIAL UNITS
& PARTNERS' DEFICIT
----------------------

SENIOR NOTES PAYABLE                 $36,000,000     $36,000,000
MORTGAGE NOTES PAYABLE                 1,172,514       1,242,514
LOAN PAYABLE - SUNRISE                   682,629               -
OTHER LIABILITIES
     Accounts payable                    266,991         463,373
     Accrued fees, partners              299,449         207,145
     Accrued interest                  1,939,715         975,845
     Accrued real estate taxes           189,833         143,899
     Deposits                          1,652,927       1,933,477
     Deferred income                   6,356,966       5,877,653
                                     -----------     -----------
                                      10,705,881       9,601,392


PARTNERS' EQUITY (DEFICIT)

     Partners' special units           9,000,000       9,000,000
     Partners' deficit                (8,805,293)     (7,828,602)
                                     -----------     -----------
                                         194,707       1,171,398
                                     -----------     -----------
                                     $48,755,731     $48,015,304
                                     ===========     ===========

See notes to financial statements.


               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                          Three Months Ended
                                               April 30,
                                      --------------------------
                                         1998            1997
                                      ----------     -----------
     REVENUES
       Sales of developed property   $   673,000     $   791,497
       Cost of sales                    (416,444)       (523,898)
                                     -----------     -----------
                                         256,556         267,599

       Interest                           89,045         231,873
       Commission                         41,765          24,142
       Other                              62,248          31,244
                                     -----------     -----------
                                         449,614         554,858

     EXPENSES
       Interest                        1,048,464       1,009,832
       Fees, partners                     92,304         142,925
       Real estate taxes                  39,996          46,337
       Operating and other                33,332          23,135
       Amortization                      153,782         179,776
                                     -----------     -----------
                                       1,367,878       1,402,005
                                     -----------     -----------
                                        (918,264)       (847,147)

     (Loss) income from joint
       ventures                          (58,427)        177,390
                                     -----------     -----------
     NET LOSS                        $  (976,691)    $  (669,757)
                                     ===========     ===========

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT


                               Sunrise     FC-Granite,    Limited
                               Land Co.        Inc.       Partners       Total
                              ---------    -----------    ----------   -----------

Balance at January 31, 1995   $ (38,932)   $(9,178,564)   $        -   $(9,217,496)

Net loss                         (1,585)      (156,902)            -      (158,487)
                              ---------    -----------    ----------   -----------
Balance at January 31, 1996     (40,517)    (9,335,466)            -    (9,375,983)

Capital contribution -
  exercise of warrants                -              -     3,999,960     3,999,960

Withdrawal of original
  limited partner                40,517        (40,517)            -             -

Distribution of interest
  on special units                    -     (1,914,202)            -    (1,914,202)

Net income                            -        966,815             -       966,815
                              ---------    -----------     ---------   -----------
Balance at January 31, 1997           -    (10,323,370)    3,999,960    (6,323,410)

Distribution of interest
  on special units                    -     (1,147,980)            -    (1,147,980)

Net loss                              -        (89,303)     (267,909)     (357,212)
                              ---------    -----------     ---------   -----------
Balance at January 31, 1998           -    (11,560,653)    3,732,051    (7,828,602)

Net loss for the three months
  ended April 30, 1998
  (unaudited)                         -       (244,173)     (732,518)     (976,691)
                              ---------    -----------     ---------   -----------
Balance at April 30, 1998
  (unaudited)                 $       -   $(11,804,826)   $2,999,533   $(8,805,293)
                              =========   ============    ==========   ===========

See notes to financial statements.



                             GRANITE DEVELOPMENT PARTNERS, L.P.
                             (A Delaware Limited Partnership)
                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                    Three Months Ended
                                                        April 30,
                                                --------------------------
                                                    1998           1997
                                                -----------   ------------
Cash Flow from Operating Activities:
  Net loss                                      $  (976,691)  $   (669,757)
  Adjustments to reconcile net loss to net cash
     provide by (used in) operating activities:
     Amortization                                   153,782        179,776
     (Loss) income from joint ventures               58,427       (177,390)
  Changes in operating assets and liabilities:
     Decrease in land and land improvements         285,653        248,174
     Increase in restricted cash equivalents         (5,667)      (694,255)
     Decrease in mortgage notes receivable          342,075        184,314
     Increase in interest receivable               (588,846)      (553,452)
     Decrease (increase) in other assets             55,000        (25,500)
     Decrease in commission receivable                    -         17,392
     Increase in administrative fee receivable      (15,000)       (15,000)
     (Decrease) increase in accounts payable       (196,382)       122,011
     Increase in accrued fees, partner               92,304        142,925
     Increase in accrued interest                   963,870      1,000,465
     Increase in accrued real estate taxes           45,934         19,923
     (Decrease) increase in deposits               (280,550)       406,198
     Increase in deferred income                    479,313        455,152
                                                -----------   ------------
     Net cash provided by
          operating activities                      413,222        640,976
                                                -----------   ------------
Cash Flow from Investing Activities:
  Investments in and advances to affiliates      (1,182,629)      (557,813)
                                                -----------   ------------
     Net cash used in investing activities       (1,182,629)      (557,813)
                                                -----------   ------------
Cash Flow from Financing Activities:
  Proceeds from loan payable - Sunrise              682,629              -
  Repayment of mortgage notes payable               (70,000)      (124,500)
  Increase in mortgage procurement costs                  -         (7,900)
                                                -----------   ------------
     Net cash provided by (used in)
       financing activities                         612,629       (132,400)
                                                -----------   ------------
Decrease in cash                                   (156,778)       (49,237)
Cash at beginning of the period                     224,158        286,988
                                                -----------   ------------
Cash at end of the period                       $    67,380   $    237,751
                                                ===========   ============

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
          Interest                              $    84,594   $      9,367
          Real estate taxes                     $    (5,938)  $     26,414

See notes to financial statements.


               GRANITE DEVELOPMENT PARTNERS, L.P.
                (A Delaware Limited Partnership)
          NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A -  FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's January 31, 1998 Annual Report on Form 10K.

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the three months ended April 30, 1998 were of a normal recurring nature. Results of operations for the three months ended April 30, 1998 are not necessarily indicative of results of operations which may be expected for the full year.

NOTE B -  PARTNERS' SPECIAL UNITS

Until the senior notes are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes.

Interest earned on the partners' special units amounted to $240,967 for the three months ended April 30, 1998 and has not been distributed. As of January 31, 1998, $83,933 of the interest earned on the special units remained undistributed. Total interest earned of $324,900 as of April 30, 1998 will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE C -  MORTGAGE NOTES PAYABLE

The Partnership entered into mortgage notes payable aggregating $1,172,514 at April 30, 1998 and $1,242,514 at January 31, 1998,
respectively, to purchase certain properties. Amounts borrowed of $761,659, $322,080, and $88,775 bear interest at a fixed rate of 9%, 8.5%, and 8% per annum, respectively. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

During the year ended January 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first mortgage lien in an amount not to exceed $1,400,000. The principal amount outstanding bears interest at a rate one-half of one percent (1/2%) in excess of the prime rate (8.5% at April 30, 1998) and matures on November 21, 2000. As of April 30, 1998, the outstanding balance related to this loan was $761,659. The loan was established for the funding of the Thornbury development.

During the year ended January 31, 1997, the Partnership entered into a construction loan agreement collateralized by a promissory note in an amount not to exceed $1,600,000. The note bears interest at the prime rate (8.5% at April 30, 1998) and matures on August 1, 1998. As of April 30, 1998, the outstanding balance related to this loan was $88,775. The loan was established for the funding of the Fairfax Meadows development.

NOTE D -  TRANSACTIONS WITH AFFILIATES

The sole general partner is FC-Granite, Inc., an Ohio corporation
("FC-Granite"). FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"), the land division subsidiary of Forest
City Enterprises, Inc.

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the three months ended April 30, 1998 and 1997, were $44,812 and $65,675, respectively. Fees outstanding as of January 31, 1998, were $16,750. Total outstanding fees of $61,562 as of April 30, 1998, will be paid when funds are available.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the three months ended April 30, 1998 and 1997 were $25,329 and $41,200, respectively. Fees outstanding as of January 31, 1998, were $101,544. Total outstanding fees of $126,873 as of April 30, 1998, will be paid when funds are available.

In addition, accrued real estate commissions due to FC-Granite were $22,163 and $36,050 for the three months ended April 30, 1998 and 1997, respectively. Commissions outstanding as of January 31, 1998, were $88,851. Total outstanding commissions of $111,014 as of April 30, 1998, will be paid when funds are available.

Pursuant to the Amended and Restated Silver Canyon Partnership Agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned during the three months ended April 30, 1998 and 1997, were $15,000. Fees earned for the year ended January 31, 1998, were $120,000. Total fees due the Partnership as of April 30, 1998 are $135,000.

In addition, the Partnership is to receive a commission equal to 1.67% of gross sales as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. The Partnership earned $41,765 and $24,142 during the three months ended April 30, 1998 and 1997, respectively.

The Partnership has advanced $24,578,008 at April 30, 1998 and $23,395,379 at January 31, 1998 to its joint ventures. Total interest earned on the advances amounted to $580,829 and $525,378 for the three months ended April 30, 1998 and 1997, respectively. Interest income is deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the three month period ended April 30, 1998 and 1997, was $54,688 and $54,449, respectively.

During the three months ended April 30, 1998, Sunrise loaned the Partnership $682,629 to fund additional development expenditures at the Silver Canyon project. Funds advanced bear interest at 10% and will be paid back when excess funds are available.

Included in restricted cash equivalents and deposits at April 30, 1998 and January 31, 1998 is $486,954 and $481,287, respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

NOTE E -  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at April 30, 1998 and January 31, 1998, were $3,928,598 and $4,003,748, respectively, and in Eaton Estate Partnership at April 30, 1998 and January 31, 1998, were $2,563,321 and $2,546,597, respectively.

The Partnership has also advanced $24,578,008 at April 30, 1998 and $23,395,379 at January 31, 1998 to the partnerships. Pursuant to the Amended and Restated Partnership Agreement for Silver Canyon Partnership, funds advanced to Silver Canyon Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.5% at April 30, 1998). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%).

For the three months ended April 30, 1998, the Silver Canyon Partnership generated net loss of $115,616. Of this amount, $75,150 has been recorded by the Partnership under the equity method. For the three months ended April 30, 1998, the Eaton Estate Partnership generated a net income of $55,746. Of this amount, $16,723 has been recorded by the Partnership under the equity method.

NOTE F -  JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon
Partnership:
                                      Three Months Ended
                                            April 30,
                                   --------------------------
                                       1998           1997
                                   -----------    -----------
REVENUES
  Operating income                 $   664,671    $   555,484

EXPENSES
  Fees, partners                        30,000         30,000
  Commissions                          430,839        108,420
  Legal and professional               223,970          4,900
  Travel and entertainment               7,193         16,306
  Operating and other                   36,736        148,333
  Depreciation and amortization         51,549         51,447
                                   -----------    -----------
    Subtotal                           780,287        359,406
                                   -----------    -----------
NET INCOME (LOSS)                  $  (115,616)   $   196,078
                                   ===========    ===========

NOTE G -  LITIGATION

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

     The Partnership owns a 33 1/3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for public play on the golf course, as well as damages. Silver Canyon and the Partnership are responding to both suits, and are attempting to reach an appropriate resolution with all parties involved. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings.


Item 2.  Management's Discussion and Analysis of Financial
         Condition

     The following discussion and analysis of Granite Development
Partners, L.P. should be read in conjunction with the audited financial statements as of January 31, 1998 contained in the Annual Report on Form 10-K.

Results of Operations

     The Partnership recorded sales of $673,000 for the three month period ended April 30, 1998 versus $791,497 for the three month period ended April 30, 1997. The Partnership sold four lots located in the River Oaks subdivision in Kirtland Hills, Ohio for a total of $480,000. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported no sales for the three months ended April 30, 1998 and $795,000 for the three month period ended April 30, 1997. The Silver Canyon Partnership reported sales of $3,935,882 for the three months ended April 30, 1998 versus $1,445,938 for the three months ended April 30, 1997. The increase in sales corresponds with the significant development increases over the last two years.

     As of April 30, 1998, the following significant sales were
under contract:   79 lots of the Eaton Estates development in
Sagamore Hills, Ohio for $6,414,000; 75 sublots of the Ledges subdivision located in Twinsburg, Ohio for $4,347,316; and 358 lots of the Silver Canyon development in Henderson, Nevada for $15,160,769. None of the contracts are guaranteed to close.

     Interest income totalled $89,045 for the three months ended April 30, 1998 versus $231,873 for the three months ended April 30, 1997. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred. The decrease in interest income is mainly due to a lower average mortgage note receivable balance and the recognition of $54,688 of deferred interest income related to the Silver Canyon advance during the three month period ended April 30, 1998.

     For the three months ended April 30, 1998 and 1997, the Partnership reported net losses of $976,691 and $669,757, respectively. The increase in net loss is due to the decrease in sales of $673,000 during the three month period ended April 30, 1998 versus $791,497 for the three month period ended April 30, 1997. The increase in net loss is also the result of a net loss in income from joint ventures of $58,427 for the three month period ended April 30, 1998 versus a net income of $177,390 for the three month period ended April 30, 1997.


Financial Condition and Liquidity

     Net cash provided by operating activities was $413,222 for the three months ended April 30, 1998 versus $640,976 for the three months ended April 30, 1997. The decrease in net cash provided by operating activities is primarily the result of a decrease in land deposits of $280,550 for the three months ended April 30, 1998 versus an increase in land deposits of $406,198 for the three months ended April 10, 1997. This was partially offset by the decrease in funds held in investments in short-term commercial paper. The restricted cash, which is reserved for development purposes, was used to fund development expenses of the Partnership and the joint ventures.

     Net cash used in investing activities was $1,182,629 and $557,813 for the three months ended April 30, 1998 and 1997, respectively. The increase in funds advanced to the Silver Canyon Partnership is due to a shortfall of cash available from sales proceeds from the joint venture. While a substantial amount of the funds necessary to pay improvements for the Silver Canyon Partnership is obtained through financing from the underground improvement loan with General Motors Acceptance Corporation - Residential Funding Corporation (GMAC), any shortfall of funds necessary to pay improvements is partially funded by the Partnership.

     Net cash provided by financing activities was $612,629 for the three month period ended April 30, 1998 versus net cash used of $132,400 for the three month period ended April 30, 1997. The net cash provided during the three month period ended April 30, 1998 was primarily the result of funds advanced from Sunrise Land Company to the Partnership to fund additional advances to Silver Canyon Partnership. The net cash used during the three month period ended April 30, 1997, was the result of two principal payments on mortgage notes payable for a total of $124,500. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on May 15, 1998.

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

     The Partnership owns a 33 1/3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for public play on the golf course, as well as damages. Silver Canyon and the Partnership are responding to both suits, and are attempting to reach an appropriate resolution with all parties involved. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings.

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





PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Partnership is involved in two separate instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note G of the April 30, 1998 unaudited financial statements and management's discussion and analysis of financial condition which appears in Part I of this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - none.

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended April 30, 1998.



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Granite Development Partners, L.P.
                                     (Registrant)


DATE:    6/12/98              /s/ Robert F. Monchein
         -------              -------------------------------------
                              Robert F. Monchein
                              President
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.


DATE:    6/12/98              /s/ Mark A. Ternes
         -------              -------------------------------------
                              Mark A. Ternes
                              Controller
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.