Form 10-Q
period 1998-07-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1998-09-14
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                       ----------------------------------
                                   FORM 10 - Q

(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended July 31, 1998
---                                 -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    ------------------

Commission file number 033-80104
                       ---------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                      34-1754061
-----------------------------------------      -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)



1250 Terminal Tower  50 Public Square  Cleveland, Ohio             44113
------------------------------------------------------         -------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:    216-621-6060
                                                       ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ---     ---

                       GRANITE DEVELOPMENT PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets -
            July 31, 1998 and January 31, 1998                        3-4

            Statements  of  Operations
            Three  Months and Six Months ended
            July 31, 1998 and 1997                                    5

            Statements of Changes in Partners' Deficit                6

            Statements of Cash Flows - Six Months
            Ended July 31, 1998 and 1997                              7-8

            Notes to the Financial Statements                         9-14

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             15-18


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         18

   Item 6.  Exhibits and Reports on Form 8-K                          18

Signatures

PART I.   FINANCIAL INFORMATION
-------------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS

                                                 July 31, 1998    January 31, 1998
                                                 -------------    ----------------
                                                 (Unaudited)


ASSETS
------
LAND                                             $ 2,673,841       $ 3,081,890
LAND IMPROVEMENTS                                  2,345,854         3,278,881
                                                 -----------       -----------
                                                   5,019,695         6,360,771

RESTRICTED CASH EQUIVALENTS                                -           481,287

MORTGAGE NOTES RECEIVABLE                          2,742,842         3,149,565

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                                  32,048,804        29,748,165

OTHER ASSETS
Mortgage procurement costs, net of accumulated
amortization of $2,132,601 at July 31, 1998
and $1,906,318 at January 31, 1998                   148,001           374,284

Organization costs, net of accumulated amortization
of $751,933 at July 31, 1998 and $672,621 at
at January 31, 1998                                        -            79,312

Cash                                                 659,303           224,158

Interest receivable                                8,669,357         7,397,262

Other                                                 25,500            80,500

Administrative fee receivable                        150,000           120,000
                                                 -----------      ------------
                                                   9,652,161         8,275,516
                                                 -----------      ------------
                                                 $49,463,502      $ 48,015,304
                                                 ===========      ============

See notes to financial statements.

-------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                          BALANCE SHEETS - (continued)


                                          July 31, 1998      January 31, 1998
                                          -------------      ----------------
                                           (Unaudited)


LIABILITIES, PARTNERS' SPECIAL
UNITS & PARTNERS DEFICIT
------------------------------
SENIOR NOTES PAYABLE                        $36,000,000       $ 36,000,000
MORTGAGE NOTES PAYABLE                          992,434          1,242,514
LOAN PAYABLE - AFFILIATE                      2,645,951                  -
OTHER LIABILITIES
          Accounts payable                      118,473            463,373
          Accrued fees, partners                477,625            207,145
          Accrued interest                    1,051,016            975,845
          Accrued real estate taxes             143,307            143,899
          Deposits                            1,655,919          1,933,477
          Deferred income                     6,806,888          5,877,653
                                            -----------      -------------
                                             10,253,228          9,601,392

PARTNERS' EQUITY (DEFICIT)

          Partners' special units             9,000,000          9,000,000
          Partners' deficit                  (9,428,111)        (7,828,602)
                                               (428,111)         1,171,398
                                           -------------    ---------------
                                            $49,463,502       $ 48,015,304
                                           =============    ===============



See notes to financial statements.

-------------------------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months Ended              Six Months Ended
                                               July 31,                        July 31,
                                      ----------------------------  ------------------------------
                                         1998            1997          1998             1997
                                      ------------    ------------  -------------    -------------

REVENUES
          Sales of developed property $ 1,704,020       $ 830,000    $ 2,377,020      $ 1,621,497
          Cost of sales                (1,140,626)       (510,365)    (1,557,070)      (1,034,263)
                                      ------------    ------------  -------------    -------------
                                          563,394         319,635        819,950          587,234

          Interest                        165,739         250,273        254,784          482,146
          Commission                       87,587          30,135        129,352           54,277
          Other                            98,110          37,600        160,358           68,844
                                      ------------    ------------  -------------    -------------
                                          914,830         637,643      1,364,444        1,192,501
                                      ------------    ------------  -------------    -------------

EXPENSES
          Interest                      1,034,656       1,032,349      2,083,120        2,042,181
          Fees, partners                  178,176         131,231        270,480          274,156
          Real estate taxes                52,842          42,073         92,838           88,410
          Operating and other              95,283          31,153        128,615           54,288
          Amortization                    151,813         178,840        305,595          358,616
                                      ------------    ------------  -------------    -------------
                                        1,512,770       1,415,646      2,880,648        2,817,651
                                      ------------    ------------  -------------    -------------
                                         (597,940)       (778,003)    (1,516,204)      (1,625,150)

(Loss) income from joint ventures         (24,878)        130,461        (83,305)         307,851
                                      ------------    ------------  -------------    -------------

NET LOSS                               $ (622,818)     $ (647,542)  $ (1,599,509)    $ (1,317,299)
                                      ============    ============  =============    =============





See notes to financial statements.

-------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                Sunrise     FC-Granite       Limited
                               Land Co.        Inc.         Partners       Total
                               ----------  --------------  ------------ -------------

Balance at January 31, 1995    $ (38,932)   $ (9,178,564)  $         -  $ (9,217,496)

Net loss                          (1,585)       (156,902)            -      (158,487)
                               ----------  --------------  ------------ -------------

Balance at January 31, 1996      (40,517)     (9,335,466)            -    (9,375,983)

Capital contribution-
exercise of warrants                   -               -     3,999,960     3,999,960

Withdrawal of original
limited partner                   40,517         (40,517)            -             -

Distribution of interest on
special units                          -      (1,914,202)            -    (1,914,202)

Net income                             -         966,815             -       966,815
                               ----------  --------------  ------------ -------------

Balance at January 31, 1997            -     (10,323,370)    3,999,960    (6,323,410)

Distribution of interest on
special units                          -      (1,147,980)            -    (1,147,980)

Net loss                               -         (89,303)     (267,909)     (357,212)
                               ----------  --------------  ------------ -------------

Balance at January 31, 1998            -     (11,560,653)    3,732,051    (7,828,602)

Net loss for the six months
ended July 31, 1998
(unaudited)                            -        (399,877)   (1,199,632)   (1,599,509)
                               ----------  --------------  ------------ -------------

Balance at July  31, 1998
(unaudited)                    $       -   $ (11,960,530)  $ 2,532,419  $ (9,428,111)
                               ==========  ==============  ============ =============

See notes to financial statements.

----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                                   July 31,
                                                        -------------------------------
                                                           1998               1997
                                                        -----------        ------------

Cash Flow from Operating Activities:
Net loss                                              $ (1,599,509)       $ (1,317,299)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Amortization                                               305,595             358,616
Loss (income)from joint ventures                            83,305            (307,851)
Changes in operating assets and liabilities:
Decrease in land and land improvements                   1,341,076             226,180
Decrease in restricted cash equivalents                    481,287           2,458,427
Decrease in mortgage notes receivable                      406,723             657,132
Increase in interest receivable                         (1,272,095)         (1,194,259)
Decrease (increase) in other assets                         55,000             (25,500)
Decrease in commission receivable                                -              17,392
Increase in administration fee receivable                  (30,000)            (30,000)
(Decrease) increase in accounts payable                   (344,900)             64,223
Increase in accrued fees, partner                          270,480             274,156
Increase in accrued interest                                75,171              62,962
Decrease in accrued real estate taxes                         (592)            (10,271)
Decrease in deposits                                      (277,558)         (1,170,055)
Increase in deferred income                                929,235             898,375
                                                        -----------        ------------

Net cash provided by operating activities                  423,218             962,228
                                                        -----------        ------------

Cash Flow from Investing Activities:
Distribution from affiliate                                      -             642,600
Investments in and advances to affiliates               (2,383,944)         (1,429,720)
                                                        -----------        ------------

Net cash used in investing activities                   (2,383,944)           (787,120)
                                                        -----------        ------------

Cash Flow from Financing Activities:
Proceeds from loan payable - Affiliate                   2,645,951                   -
Repayment of mortgage notes payable                       (250,080)           (348,117)
Increase in mortgage procurement costs                           -              (7,900)
                                                        -----------        ------------

Net cash provided by (used in) financing activities      2,395,871            (356,017)
                                                        -----------        ------------

Increase (decrease) in cash                                435,145            (180,909)
Cash at beginning of the period                            224,158             286,988
                                                        -----------        ------------
Cash at end of the period                                $ 659,303           $ 106,079
                                                        ===========        ============


See notes to financial statements.

----------------------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (Unaudited) (continued)


                                                                  Six Months Ended
Supplemental Disclosure of Cash Flow Information                      July 31,
                                                        -------------------------------
Cash paid during the period for:                           1998               1997
                                                        -----------        ------------

Interest                                                $ 2,007,949        $ 1,979,219
Real estate taxes                                       $    93,430        $    98,681

-----------------------------------------

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

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the six months ended July 31, 1998 were of a normal recurring nature. Results of operations for the six month period ended July 31, 1998 are not necessarily indicative of results of operations which may be expected for the full year.

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

NOTE C -  PARTNERS' SPECIAL UNITS

Until the senior notes are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes.

Interest earned on the partners' special units amounted to $490,057 for the six months ended July 31, 1998 and has not been distributed. Interest earned on the partners' special units shall be reflected as a distribution when paid. Total interest earned and unpaid of $573,990 and $83,933 as of July 31, 1998 and January 31, 1998, respectively, will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE D -  MORTGAGE NOTES PAYABLE

The Partnership enters into various mortgage notes payable to purchase certain properties. Amounts outstanding under the terms of these agreements are $992,434 at July 31, 1998 and $1,242,514 at January 31, 1998. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

-----------------------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE D -  MORTGAGE NOTES PAYABLE (continued)

During the year ended January 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first mortgage lien in an amount not to exceed $1,400,000. The principal amount outstanding bears interest at a rate one-half of one percent (1/2%) in excess of the prime rate (8.5% at July 31, 1998) and matures on November 21, 2000. As of July 31, 1998, the outstanding balance related to this loan was $726,659. The loan was established for the funding of the Thornbury development.

During the year ended January 31, 1996, the Partnership entered into a development loan agreement in an amount of $480,000. The principal amount outstanding bears interest at a rate of 8% and matures on October 16, 1999. As of July 31, 1998, the outstanding balance related to this loan was $240,000. The loan was established for the funding of the Fairfax development.

During the year ended January 31, 1997, the Partnership entered into a construction loan agreement collateralized by a promissory note in an amount not to exceed $1,600,000. The note bears interest at the prime rate (8.5% at July 31, 1998) and matures on August 1, 1998. As of July 31, 1998, the outstanding balance related to this loan was $25,775. The loan was established for the funding of the Fairfax Meadows development. The Partnership is negotiating with its current lender and expects to refinance or extend the maturity date of the construction loan due August 1, 1998, on terms acceptable to the Partnership. The Partnership will seek alternative sources of financing should such negotiations with its current lenders prove to be unsuccessful.

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

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the Partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the six months ended July 31, 1998 and 1997, were $100,251 and $121,291, respectively. Fees outstanding as of January 31, 1998, were $16,750. Total outstanding fees of $117,001 as of July 31, 1998, will be paid when funds are available.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE E -  TRANSACTIONS WITH AFFILIATES (continued)

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the six months ended July 31, 1998 and 1997 were $90,789 and $81,528, respectively. Development fees as of January 31, 1998 and July 31, 1998 were $101,544 and $192,333, respectively, and will be paid when funds are available.

In addition, accrued real estate commissions due to FC-Granite were $79,440 and $71,337 for the six months ended July 31, 1998 and 1997, respectively. Commissions outstanding as of January 31, 1998 and July 31, 1998 were $88,851 and $168,291, respectively, and will be paid when funds are available.

Pursuant to the Amended and Restated Silver Canyon Partnership Agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned during the six months ended July 31, 1998 and 1997, were $30,000. Fees earned for the year ended January 31, 1998, were $120,000. Total fees due the Partnership as of July 31, 1998 are $150,000.

In addition, the Partnership is to receive a commission equal to 1.67% of gross sales as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. The Partnership earned $129,352 and $54,277 during the six months ended July 31, 1998 and 1997, respectively.

During the six months ended July 31, 1998, Sunrise loaned the Partnership $2,645,951 to fund additional development expenditures at the Silver Canyon project. Funds advanced bear interest at 10% and will be paid back when excess funds are available.

Included in restricted cash equivalents and deposits at January 31, 1998 is $481,287 which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F -  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at July 31, 1998 and January 31, 1998, were $3,895,533 and $4,003,748, respectively, and in Eaton Estate Partnership at July 31, 1998 and January 31, 1998, were $2,571,507 and $2,546,597, respectively.

The Partnership has advanced $25,779,323 at July 31, 1998 and $23,395,379 at January 31, 1998 to the partnerships. Pursuant to the Amended and Restated Partnership Agreement for Silver Canyon Partnership, funds advanced to Silver Canyon Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8.5% at July 31, 1998). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%). Total interest earned on the advances amounted to $1,221,546 and $1,072,516 for the six months ended July 31, 1998 and 1997, respectively. Interest income is deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the six month period ended July 31, 1998 and 1997, was $163,461 and $136,571, respectively.

The Silver Canyon Partnership loan from Residential Funding Corp. (GMAC Loan) had a due date of June 7, 1998. The loan was extended to September 15, 1998. The outstanding balance due as of July 31, 1998 was $8,833,683. We are currently considering whether we will finance future Seven Hills development internally or with external funding, and are negotiating the terms for external financing with several lenders.

For the six months ended July 31, 1998, the Silver Canyon Partnership generated net loss of $166,484. Of this amount, $108,215 has been recorded by the Partnership under the equity method. For the six months ended July 31, 1998, the Eaton Estate Partnership generated a net income of $83,033. Of this amount, $24,910 has been recorded by the Partnership under the equity method.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE G -  JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon Partnership:

                                                   Six Months Ended
                                                       July 31,
                                            -------------------------------
                                               1998                1997
                                            -----------         -----------

  REVENUES
        Operating income                    $1,410,055          $1,108,778

  EXPENSES
        Fees, partners                          60,000              60,000
        Commissions                          1,055,007             243,758
        Legal and professional                 273,250              12,327
        Travel and entertainment                20,988              35,717
        Operating and other                     91,931             273,182
        Depreciation and amortization           75,363             102,995
                                            -----------         -----------

              Subtotal                       1,576,539             727,979
                                            -----------         -----------

  NET INCOME (LOSS)                          $(166,484)           $380,799
                                            ===========         ===========


NOTE H -  LITIGATION

The Partnership is involved in two separate instances of litigation related to its operations. The Partnership believes it has meritorious defenses to the claims of both instances of litigation, and intends to defend against them both vigorously. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages based on the litigation proceedings is approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel on the Partnership is seeking a summary judgment seeking dismissal of the case.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE H -  LITIGATION (continued)

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

Results of Operations

   The Partnership recorded sales of $2,377,020 for the six month period ended July 31, 1998 versus $1,621,497 for the six month period ended July 31, 1997. The Partnership sold nineteen lots located in The Ledges subdivision in Twinsburg, Ohio for a total of $1,078,020 and six lots in the River Oaks subdivision in Kirtland Hills, Ohio for a total of $720,000. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported no sales for the six months ended July 31, 1998 and $795,000 for the six month period ended July 31, 1997. The Silver Canyon Partnership reported sales of $8,888,852 for the six months ended July 31, 1998 versus $3,250,445 for the six months ended July 31, 1997. The increase in sales corresponds with the significant development increases over the last two years.

   As of July 31, 1998, the following significant sales were under contract: 117 lots of the Eaton Estate development in Sagamore Hills, Ohio for $6,089,500; 68 sublots of The Ledges subdivision located in Twinsburg, Ohio for $3,958,816; and 270 lots and 77 acres of the Silver Canyon development in Henderson, Nevada for $23,172,483. None of the contracts are guaranteed to close.

   Interest income totaled $254,784 for the six months ended July 31, 1998 versus $482,146 for the six months ended July 31, 1997. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred. The decrease in interest income is mainly due to a lower average mortgage note receivable balance.

   For the six months ended July 31, 1998 and 1997, the Partnership reported net losses of $1,599,509 and $1,317,299, respectively. The increase in net loss is primarily the result of a net loss in income from joint ventures of $83,305 for the six month period ended July 31, 1998 versus a net income of $307,851 for the six month period ended July 31, 1997. This was partially offset by an increase in net sales of $819,950 for the six month period ended July 31, 1998 versus net sales of $587,234 for the six month period ended July 31, 1997.

Financial Condition and Liquidity

   Net cash provided by operating activities was $423,218 for the six months ended July 31, 1998 versus $962,228 for the six months ended July 31, 1997. The decrease in net cash provided by operating activities is primarily the result of a decrease in restricted cash equivalents of $480,399 for the six months ended July 31, 1998 versus a decrease in restricted cash equivalents of $2,458,427 for the six months ended July 31, 1997. The restricted cash, which is reserved for development purposes, was used to fund development expenses of the Partnership and the joint ventures. This was partially offset by the decrease in land and land improvements of $1,341,076 for the six months ended July 31, 1998 versus a decrease of $226,180 for the six months ended July 31, 1997.

   Net cash used in investing activities was $2,383,944 and $787,120 for the six months ended July 31, 1998 and 1997, respectively. The increase in funds advanced to the Silver Canyon Partnership is due to a shortfall of cash available from sales proceeds from the joint venture. While a substantial amount of the funds necessary to pay improvements for the Silver Canyon Partnership is obtained through financing from the underground improvement loan with General Motors Acceptance Corporation - Residential Funding Corporation (GMAC), any shortfall of funds necessary to pay improvements is partially funded by the Partnership.

   Net cash provided by financing activities was $2,395,871 for the six month period ended July 31, 1998 versus net cash used of $356,017 for the six month period ended July 31, 1997. The net cash provided during the six month period ended July 31, 1998 was primarily the result of funds advanced from Sunrise Land Company to the Partnership to fund additional advances to Silver Canyon Partnership. The net cash used during the six month period ended July 31, 1997, was the result of principal payments on mortgage notes payable for a total of $348,117. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on May 15, 1998.

   The Partnership is involved in two separate instances of litigation related to its operations. The Partnership believes it has meritorious defenses to the claims of both instances of litigation, and intends to defend against them both vigorously. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages based on the litigation proceedings is approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel on the Partnership is seeking a summary judgment seeking dismissal of the case.

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

Year 2000

   The Partnership has undertaken a program to prepare the financial and operating computer systems and ancillary embedded applications for the year 2000. All necessary modifications are expected to occur in a timely manner at a cost which is not expected to be material to the Partnership's operating results.

   During 1997, the Partnership completed the final phases of the replacement of older mainframe systems. All major systems were replaced with newly purchased year 2000 compliant software or software with definitive plans for upgrades to year 2000 code.

   The Partnership's plan concentrates on testing the compliant systems and identifying other systems, such as embedded or operational systems, that are not part of the new software. The specific steps of the plan include:

     *  Capturing and inventory of all systems including:
          *  The new Year 2000 compliant software.
          *  Computer related hardware and peripherals.
          * Internal systems that may have been developed utilizing the compliant code.
          * Embedded or operational systems including our telephone, heating and air conditioning systems, fire alarm systems, security systems, and elevator systems.
     *  Obtaining compliance letters from all vendors in the inventory.
     *  Testing systems for compliance;
     * Upgrading or replacing software and operational or embedded systems as needed;
     *  Contacting  our  major   business   partners   (suppliers,  contractors,
        utilities, financial institutions, etc.) to insure that they have an active Year 2000 compliance program.

   The Partnership has completed a software inventory and obtained compliance letters from most vendors and considers its software assessment complete. The Partnership is completing the inventory of embedded systems and is contacting business partners to determine their year 2000 readiness. This phase of the assessment will be complete by the third quarter 1998.

   The testing phase is planned to be completed by the fourth quarter 1998 and the Partnership recently acquired software which will test internally-developed systems for Year 2000 compliance.

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

PART II.    OTHER INFORMATION
-----------------------------

Item 1.   Legal Proceedings

   The Partnership is involved in two separate instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note H of the July 31, 1998 unaudited financial statements and management's discussion and analysis of financial condition which appears in
Part I of this Form 10-Q.


Item 6.   Exhibits and Reports on Form 8-K.

      (a)   Exhibits - none

      (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended July 31, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Granite  Development  Partners, L.P.
                                         ------------------------------------
                                                     (Registrant)


DATE:     9/14/98                        /s/ Robert F. Monchein
       ---------------                   ------------------------------------
                                         Robert F. Monchein
                                         President
                                         FC-Granite, Inc., the general partner
                                          of Granite Development Partners, L.P.


DATE:     9/14/98                        /s/ Mark A. Ternes
       ---------------                   ------------------------------------
                                         Mark A. Ternes
                                         Controller
                                         FC-Granite, Inc., the general partner
                                          of Granite Development Partners, L.P.