Form 10-Q
period 1998-10-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1998-12-15
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 - Q

(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


---  For the quarterly period ended October 31, 1998
                                    ----------------



Commission file number 033-80104
                       ---------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                      34-1754061
---------------------------------             ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)



1250 Terminal Tower  50 Public Square  Cleveland, Ohio             44113
------------------------------------------------------       ----------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:    216-621-6060
                                                       ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ---    ---

                       GRANITE DEVELOPMENT PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets -
            October 31, 1998 (Unaudited) and January 31, 1998           3-4

            Statements of Operations (Unaudited)-
            Three months and Nine Months ended
            October 31, 1998 and 1997                                   5

            Statements of Changes in Partners' Deficit (Unaudited)      6

            Statements of Cash Flows (Unaudited)-
            Nine Months Ended October 31, 1998 and 1997                 7-8

            Notes to the Financial Statements (Unaudited)               9-14

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               15-20


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                           20

   Item 6.  Exhibits and Reports on Form 8-K                            20

Signatures

PART I.   FINANCIAL INFORMATION
-------------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS


                                                  October 31,        January 31,
                                                      1998              1998
                                                 ---------------   ----------------
                                                   (Unaudited)

ASSETS

LAND                                                $ 2,584,458        $ 3,081,890
LAND IMPROVEMENTS                                     3,341,361          3,278,881
                                                 ---------------   ----------------
                                                      5,925,819          6,360,771

RESTRICTED CASH EQUIVALENTS                                   -            481,287

MORTGAGE NOTES RECEIVABLE                             2,478,070          3,149,565

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                                     31,872,334         29,748,165

OTHER ASSETS
Mortgage procurement costs, net of accumulated
amortization of $2,243,601 at October 31, 1998
and $1,906,318 at January 31, 1998                       37,001            374,284

Organization costs, net of accumulated amortization
of $751,933 at October 31, 1998 and $672,621 at
at January 31, 1998                                           -             79,312

Cash                                                    573,870            224,158

Interest receivable                                   9,086,472          7,397,262

Other                                                    25,500             80,500

Administrative fee receivable                           165,000            120,000
                                                 ---------------   ----------------
                                                      9,887,843          8,275,516
                                                 ---------------   ----------------

                                                   $ 50,164,066       $ 48,015,304
                                                 ===============   ================

See notes to financial statements.

-------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                          BALANCE SHEETS - (continued)


                                           October 31, 1998    January 31, 1998
                                           ----------------    ----------------
                                             (Unaudited)


LIABILITIES, PARTNERS' SPECIAL
UNITS & PARTNERS' DEFICIT

SENIOR NOTES PAYABLE                          $ 36,000,000        $ 36,000,000
MORTGAGE NOTES PAYABLE                             811,447           1,242,514
LOAN PAYABLE - AFFILIATES                        3,772,783           1,114,400
OTHER LIABILITIES
          Accounts payable                         767,969             463,373
          Accrued fees, partners                   748,259             207,145
          Accrued interest                       2,127,992             975,845
          Accrued real estate taxes                190,082             143,899
          Deposits                                 257,767             819,077
          Deferred income                        7,158,470           5,877,653
                                           ----------------    ----------------
                                                11,250,539           8,486,992

PARTNERS' EQUITY (DEFICIT)

          Partners' special units                9,000,000           9,000,000
          Partners' deficit                    (10,670,703)         (7,828,602)
                                           ----------------    ----------------
                                                (1,670,703)          1,171,398
                                           ----------------    ----------------

                                              $ 50,164,066        $ 48,015,304
                                           ================    ================

See notes to financial statements.

-------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         Three Months Ended           Nine Months Ended
                                             October 31,                  October 31,
                                     ---------------------------  -----------------------------
                                        1998           1997           1998            1997
                                     ------------   ------------  -------------    ------------


REVENUES
          Sales of developed property  $ 775,500    $ 1,165,792    $ 3,152,520     $ 2,787,289
          Cost of sales                 (705,377)      (607,478)    (2,262,447)     (1,641,741)
                                     ------------   ------------  -------------    ------------
                                          70,123        558,314        890,073       1,145,548

          Interest                       (78,302)        25,000        176,482         507,146
          Commission                     183,194         65,619        312,546         119,896
          Other                          218,468         40,458        378,826         109,302
                                     ------------   ------------  -------------    ------------
                                         393,483        689,391      1,757,927       1,881,892
                                     ------------   ------------  -------------    ------------

EXPENSES
          Interest                     1,114,214      1,102,508      3,197,334       3,144,689
          Fees, partners                 270,633        145,010        541,114         419,068
          Real estate taxes               43,217         43,351        136,055         131,761
          Operating and other             60,252         15,816        188,867          70,202
          Amortization                   111,000        165,136        416,594         523,752
                                     ------------   ------------  -------------    ------------
                                       1,599,316      1,471,821      4,479,964       4,289,472
                                     ------------   ------------  -------------    ------------
                                      (1,205,833)      (782,430)    (2,722,037)     (2,407,580)

(Loss) income from joint ventures        (36,759)       797,603       (120,064)      1,105,454
                                     ------------   ------------  -------------    ------------

NET LOSS                             $(1,242,592)     $  15,173   $ (2,842,101)    $(1,302,126)
                                     ============   ============  =============    ============



See notes to financial statements.

-------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                Sunrise     FC-Granite       Limited
                               Land Co.        Inc.         Partners        Total
                               ----------  --------------  ------------  -------------

Balance at January 31, 1995    $ (38,932)   $ (9,178,564)  $         -   $ (9,217,496)

Net loss                          (1,585)       (156,902)            -       (158,487)
                               ----------  --------------  ------------  -------------

Balance at January 31, 1996      (40,517)     (9,335,466)            -     (9,375,983)

Capital contribution-
exercise of warrants                   -               -     3,999,960      3,999,960

Withdrawal of original
limited partner                   40,517         (40,517)            -              -

Distribution of interest on
special units                          -      (1,914,202)            -     (1,914,202)

Net income                             -         966,815             -        966,815
                               ----------  --------------  ------------  -------------

Balance at January 31, 1997            -     (10,323,370)    3,999,960     (6,323,410)

Distribution of interest on
special units                          -      (1,147,980)            -     (1,147,980)

Net loss                               -         (89,303)     (267,909)      (357,212)
                               ----------  --------------  ------------  -------------

Balance at January 31, 1998            -     (11,560,653)    3,732,051     (7,828,602)

Net loss for the nine months
ended October 31, 1998
(unaudited)                            -        (710,525)   (2,131,576)    (2,842,101)
                               ----------  --------------  ------------  -------------

Balance at October  31, 1998
(unaudited)                    $       -   $ (12,271,178)  $ 1,600,475   $(10,670,703)
                               ==========  ==============  ============  =============

See notes to financial statements.

-------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                 October 31,
                                                       -------------------------------
                                                          1998                1997
                                                       -----------        ------------


Cash Flow from Operating Activities:
Net loss                                               $(2,842,101)       $ (1,302,126)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization                                               416,595             523,752
Loss (income) from joint ventures                          120,064          (1,105,454)
Changes in operating assets and liabilities:
Decrease (increase) in land and land improvements          434,952             (43,745)
Decrease in restricted cash equivalents                    481,287           3,182,969
Decrease in mortgage notes receivable                      671,495           2,591,487
Increase in interest receivable                         (1,689,210)         (1,650,511)
Decrease (increase) in other assets                         55,000             (25,500)
Decrease in commission receivable                                -              17,392
Increase in administration fee receivable                  (45,000)            (45,000)
Increase in accounts payable                               304,596              64,127
Increase in accrued fees, partner                          541,114             419,307
Increase in accrued interest                             1,152,147           1,061,989
Increase in accrued real estate taxes                       46,183              26,885
Decrease in deposits                                      (561,310)         (2,229,039)
Increase in deferred income                              1,280,817           1,410,956
                                                        -----------        ------------

Net cash provided by operating activities                  366,629           2,897,489
                                                        -----------        ------------

Cash Flow from Investing Activities:
Distribution from affiliate                                750,000             642,600
Investments in and advances to affiliates               (2,994,233)         (2,111,027)
                                                        -----------        ------------

Net cash used in investing activities                   (2,244,233)         (1,468,427)
                                                        -----------        ------------


Cash Flow from Financing Activities:
Proceeds from loan payable - Affiliates                  2,658,383                   -
Repayment of mortgage notes payable                       (431,067)           (468,117)
Increase in mortgage procurement costs                           -              (7,900)
                                                        -----------        ------------

Net cash provided by (used in) financing activities      2,227,316            (476,017)
                                                        -----------        ------------

Increase in cash                                           349,712             953,045
Cash at beginning of the period                            224,158             286,988
                                                        -----------        ------------
Cash at end of the period                                $ 573,870         $ 1,240,033
                                                        ===========        ============


See notes to financial statements.

-------------------------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (Unaudited) (continued)



                                                               Nine Months Ended
Supplemental Disclosure of Cash Flow Information                   October 31,
                                                        -------------------------------
Cash paid during the period for:                           1998                1997
                                                        -----------        ------------

Interest                                                $ 2,045,187        $ 2,082,700
Real estate taxes                                       $    89,872        $   104,876



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

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the nine months ended October 31, 1998 were of a normal recurring nature. Results of operations for the nine month period ended October 31, 1998 are not necessarily indicative of results of operations which may be expected for the full year.

Certain prior year's amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

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

Interest earned on the partners' special units amounted to $739,148 for the nine months ended October 31, 1998 and has not been distributed. Interest earned on the partners' special units shall be reflected as a distribution when paid. Total interest earned and unpaid of $823,080 and $83,933 as of October 31, 1998 and January 31, 1998, respectively, will be distributed pari-passu with the interest on the Senior Notes when funds are available.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE D -  MORTGAGE NOTES PAYABLE

The Partnership enters into various mortgage notes payable to purchase certain properties. Amounts outstanding under the terms of these agreements are $811,447 at October 31, 1998 and $1,242,514 at January 31, 1998. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

During the year ended January 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first mortgage lien in an amount not to exceed $1,400,000. The principal amount outstanding bears interest at a rate one-half of one percent (1/2%) in excess of the prime rate (8% at October 31, 1998) and matures on November 21, 2000. As of October 31, 1998, the outstanding balance related to this loan was $691,659. The loan was established for the funding of the Thornbury development.

During the year ended January 31, 1996, the Partnership entered into a development loan agreement in an amount of $480,000. The principal amount outstanding bears interest at a rate of 8% and matures on October 16, 1999. As of October 31, 1998, the outstanding balance related to this loan was $120,000. The loan was established for the funding of the Fairfax development.

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

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the Partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the nine months ended October 31, 1998 and 1997, were $148,823 and $180,466, respectively. Fees outstanding as of January 31, 1998, were $16,750. Total outstanding fees of $165,573 as of October 31, 1998, will be paid when funds are available.

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

1998 and 1997 were $209,222 and $127,254, respectively. Development fees as of January 31, 1998 and October 31, 1998 were $101,544 and $310,766, respectively, and will be paid when funds are available.

In addition, accrued real estate commissions due to FC-Granite were $183,069 and $111,348 for the nine months ended October 31, 1998 and 1997, respectively. Commissions outstanding as of January 31, 1998 and October 31, 1998 were $88,851 and $271,920 respectively, and will be paid when funds are available.

Pursuant to the Amended and Restated Silver Canyon Partnership Agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned during the nine months ended October 31, 1998 and 1997, were $45,000. Fees earned for the year ended January 31, 1998, were $120,000. Total fees due the Partnership as of October 31, 1998 are $165,000.

In addition, the Partnership is to receive a commission equal to 1.67% of gross sales as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. The Partnership earned $312,546 and $119,896 during the nine months ended October 31, 1998 and 1997, respectively.

During the nine months ended October 31, 1998, Sunrise loaned the Partnership $1,895,951 to fund additional development expenditures at the Silver Canyon project. Funds advanced bear interest at 10%, $115,678 at October 31, 1998, and will be paid back when excess funds are available. During the same period, Eaton Estate Partnership loaned the Partnership $1,876,832 to fund additional development expenditures. Funds advanced bear interest at 10%, $123,436 at October 31, 1998, and will be paid back when excess funds are available.

Included in restricted cash equivalents and deposits at January 31, 1998 is $481,287, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, will be returned to the Eaton Estate Partnership as funding of development expenditures is needed.

NOTE F -  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at October 31, 1998 and January 31, 1998, were $3,709,111 and $4,003,748, respectively, and in Eaton Estate

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F -  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

Partnership at October 31, 1998 and January 31, 1998, were $2,721,170 and $2,546,597, respectively.

The Partnership has advanced $26,389,612 at October 31, 1998 and $23,395,379 at January 31, 1998 to the partnerships. Pursuant to the Amended and Restated Partnership Agreement for Silver Canyon Partnership, funds advanced to Silver Canyon Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (8% at October 31, 1998). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%). Total interest earned on the advances amounted to $1,887,306 and $1,643,609 for the nine months ended October 31, 1998 and 1997, respectively. Interest income is deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the nine month period ended October 31, 1998 and 1997, was $274,773 and $169,220, respectively.

The Silver Canyon Partnership loan from Residential Funding Corp. (GMAC Loan) had a due date of June 7, 1998. The loan was extended to September 15, 1998. The Partnership has an agreement with Residential Funding Corporation to postpone final payment of the balance due until new financing is secured. The outstanding balance due as of October 31, 1998 was $4,357,267. The Partnership intends to refinance the GMAC loan and has received a commitment letter for such refinancing from Ohio Savings Bank of Cleveland, Ohio. The new loan is expected to close in December 1998 or in January 1999. If, however, the Partnership is unable to close the new loan for any reason, the Partnership has resources together with back-up financing sources which are sufficient to pay the GMAC loan in full.

For the nine months ended October 31, 1998, the Silver Canyon Partnership generated net loss of $883,911. Of this amount, $294,637 has been recorded by the Partnership under the equity method. For the nine months ended October 31, 1998, the Eaton Estate Partnership generated a net income of $581,911. Of this amount, $174,573 has been recorded by the Partnership under the equity method.

The Eaton Estate Partnership made a cash distribution during the nine month period ended October 31, 1998. The total distribution was $2,500,000, of which the Partnership received its 30% share, or $750,000.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE G -  JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon Partnership:

                                                     Nine months ended
                                                        October 31,
                                            ----------------------------------
                                                1998                 1997
                                            -------------         ------------

REVENUES
        Operating income                      $2,064,998           $3,015,175

  EXPENSES
        Fees, partners                            90,000               90,000
        Commissions                            2,085,482              659,740
        Legal and professional                   331,862               16,164
        Travel and entertainment                  31,923               45,208
        Operating and other                      324,329              464,918
        Depreciation and amortization             85,313              169,600
                                            -------------         ------------

              Subtotal                         2,948,909            1,445,630
                                            -------------         ------------

  NET INCOME (LOSS)                           $(883,911)           $1,569,545
                                            =============         ============


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

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE H -  LITIGATION (continued)

In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that the Seven Hills homeowners do have a right to play on the golf course. However, the trial court has not as yet determined the amount of greens fees which may be charged or other conditions of play. A separate hearing on these issues will be held soon. An additional separate hearing on damages will be scheduled. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to continue to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings.

Item 2.   Management's Discussion and Analysis of Financial Condition

   The following discussion and analysis of Granite Development Partners, L.P. should be read in conjunction with the audited financial statements as of January 31, 1998 contained in the Annual Report on Form 10-K.

Results of Operations

   The Partnership recorded sales of $3,152,520 for the nine month period ended October 31, 1998 versus $2,787,289 for the nine month period ended October 31, 1997. The decrease in sales margins for the nine months ended October 31, 1998 versus 1997 is due to an increase in development expenditures for the Fairfax Meadows subdivision in Medina, Ohio. The Partnership sold 23 lots located in The Ledges subdivision in Twinsburg, Ohio for a total of $1,306,020, 12 lots in the North Boston subdivision in North Royalton, Ohio for a total of $676,000 and 6 lots in the River Oaks subdivision located in Kirtland Hills, Ohio for $720,000. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $4,421,000 for the nine months ended October 31, 1998 and $1,485,000 for the nine month period ended October 31, 1997. The Silver Canyon Partnership reported sales of $19,755,297 for the nine months ended October 31, 1998 versus $7,029,725 for the nine months ended October 31, 1997. The increase in sales corresponds with the significant development increases over the last two years.

   As of October 31, 1998, the following  significant sales were under contract:
30 lots and 12 acres of the Eaton Estate development in Sagamore Hills, Ohio for $1,661,500; and 247 lots and 77 acres of the Silver Canyon development in Henderson, Nevada for $26,916,505. None of the contracts are guaranteed to close.

   Interest income totaled $176,482 for the nine months ended October 31, 1998 versus $507,146 for the nine months ended October 31, 1997. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred. The decrease in interest income is mainly due to a lower average mortgage note receivable balance.

   Interest income totaled $176,482 for the nine months ended October 31, 1998 versus $254,784 for the six months ended July 31, 1998. The decrease in interest income for the third quarter is a result of an adjustment for the interest accrual for the mortgage notes receivable for Misty Lake.

   Other income totaled $378,826 and $109,302 for the nine month period ended October 31, 1998 and 1997, respectively. Other income is mainly comprised of deferred development fee income from Silver Canyon Partnership Canyon Partnership sales.

   For the nine months ended October 31, 1998 and 1997, the Partnership reported net losses of $2,842,101 and $1,302,126, respectively. The increase in net loss is primarily the result of a net loss in income from joint ventures of $120,064 for the nine month period ended October 31, 1998 versus a net income of $1,105,454 for the nine month period ended October 31, 1997.

Financial Condition and Liquidity

   Net cash provided by operating activities was $366,629 for the nine months ended October 31, 1998 versus $2,897,489 for the nine months ended October 31, 1997. The decrease in net cash provided by operating activities is primarily the result of a decrease in restricted cash equivalents of $481,287 for the nine months ended October 31, 1998 versus a decrease in restricted cash equivalents of $3,182,969 for the nine months ended October 31, 1997. The decrease in restricted cash equivalents was the result of funds distributed on behalf of the Eaton Estate Partnership from its investment funds to its respective partners. Contributing to a decrease in funds generated from results of operations in the nine month period ended October 31, 1998 versus October 31, 1997, was an increase in net loss of $1,539,975 for the Partnership. This was partially offset by an decrease in customer deposits payable of $561,310 for the nine months ended October 31, 1998 versus a decrease of $2,229,039 for the nine months ended October 31, 1997.

   Net cash used in investing activities was $2,244,233 and $1,468,427 for the nine months ended October 31, 1998 and 1997, respectively. The increase in funds advanced to the Silver Canyon Partnership is due to a shortfall of cash available from sales proceeds from the joint venture. While a substantial amount of the funds necessary to pay improvements for the Silver Canyon Partnership was obtained through financing from the underground improvement loan with General Motors Acceptance Corporation - Residential Funding Corporation (GMAC), any shortfall of funds necessary to pay improvements is partially funded by the Partnership.

   Net cash provided by financing activities was $2,227,316 for the nine month period ended October 31, 1998 versus net cash used of $476,017 for the nine month period ended October 31, 1997. The net cash provided during the nine month period ended October 31, 1998 was primarily the result of funds advanced from Sunrise Land Company to the Partnership of $1,895,951 to fund additional advances to Silver Canyon Partnership and funds advanced from Eaton Estate Partnership of $762,432 to fund development expenditures. The net cash used during the nine month period ended October 31, 1997, was the result of principal payments on mortgage notes payable for a total of $468,117. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on November 15, 1998.

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

   The Partnership owns a 33 1/3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that the Seven Hills homeowners do have a right to play on the golf course. However, the trial court has not as yet determined the amount of greens fees which may be charged or other conditions of play. A separate hearing on these issues will be held soon. An additional separate hearing on damages will be scheduled. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to continue to defend against them vigorously.

Year 2000

I.     BACKGROUND

   The Partnership has undertaken a program to prepare the financial and operating computer systems and ancillary embedded applications for the year 2000. All necessary modifications are expected to occur in a timely manner at a cost which is not expected to be material to the Partnership's operating result.

   During 1997, the Partnership completed the final phases of the replacement of older mainframe systems. All major systems were replaced with newly purchased year 2000 compliant software or software with definitive plans for upgrades to year 2000 code.

II.    PLAN

   The Partnership's plan concentrates on testing the compliant systems and identifying other systems, such as embedded or operational systems, that are not part of the new software. The specific steps of the plan include:

   *  Capturing an inventory of all systems including:
        *  The new Year 2000 compliant software.
        *  Computer related hardware and peripherals.
        * Internal systems that may have been developed utilizing the compliant code.
        * Embedded or operational systems, including our telephone, heating and air conditioning systems, fire alarm systems, security systems, and elevator systems.
    *  Obtaining compliance letters from all vendors in the inventory;
    *  Testing systems for compliance;
    * Upgrading or replacing software and operational or embedded systems as needed;
    * Contacting our major business partners (suppliers, contractors, utilities, financial institutions, etc.) to insure that they have an active Year 2000 compliance program.

III. STATUS

   The Partnership has completed a software inventory and obtained compliance letters from most vendors and considers its software assessment complete. The Partnership is completing the inventory of embedded systems and is contacting its vendors to determine their year 2000 readiness. This phase of the assessment, originally planned for completion in the 3rd quarter 1998, will now be completed in the 4th quarter 1998. The responses have not always been definitive and we will now rely on the MD&A discussions in the quarterly and yearly filings of our vendors and partners where appropriate.

   We have also promptly responded to requests for our own Year 2000 readiness and will update those responses quarterly by providing a copy of our most current SEC MD&A discussion related to the Year 2000.

   We are actively testing our systems for year 2000 compliance. We have acquired software to review systems, which have been written in Year 2000 compliant code, but may be generating non-compliant dates or logic. Through the 3rd quarter 1998, our testing has discovered some year 2000 issues, which have been corrected. Specifically, some of our data communications equipment was not compliant and has been replaced. Our project cost accounting software, originally documented by the vendor as compliant, is not compliant. We escalated the upgrade to the next version and that software is now compliant. Our general ledger system had generated some historical data with dates that might not be compliant and these were corrected. Finally, we have discovered a possible issue with one of our automated software scheduling systems, which we will be upgrading. We expect to complete our testing phase by the end of the 4th quarter 1998 and do not foresee any major difficulties in becoming year 2000 compliant.

IV.    COSTS

   At the end of 1997 we completed the migration of our general ledger and reporting system from the older mainframe environment. The intent of this conversion was to move from the mainframe to newer technology and improve our reporting systems. As a by-product we installed Year 2000 compliant software or software with planned upgrades to be compliant. We avoided the costly process of converting our internally developed systems into Year 2000 code. Through our testing we have determined that some hardware will need replacing. Regardless of the year 2000 issue, this hardware would have been upgraded in a normal replacement cycle. Most all of the required software upgrades, are part of our normal operating expenses and have not generated additional expense specifically for year 2000 compliance. We do not foresee any major additional costs and do not feel that the costs incurred will have a material impact on our operations.

V.     RISKS/CONTINGENCY PLANS

   Since our major hardware, software and embedded systems are or will be compliant we do not foresee any major risks. We have identified concerns in each area and the contingency plan to respond to each concern. Related to hardware our most likely worst case scenario would be if a specific computer or server would not be compatible. In that case we would use other hardware, provided by our business continuity/disaster recovery program, that is compliant and available and regenerate data from our backup systems. Related to software, our most likely worst case scenario would be if our automated scheduling routines would not properly schedule beyond the year 2000. Each of these automated scheduling systems has a manual function, which we have tested, and we are confidant that we can reset the scheduling software to perform properly in the year 2000 and beyond. Related to our embedded systems, our concern is that these systems, despite testing, would not function properly as we move into the Year 2000. All of these systems have manual reset functions and Year 2000 date issues can be corrected. Additionally we will have appropriate personnel and outside contractors if necessary, on site starting the evening of December 31, 1999 and the ensuing weekend to reset the functions if necessary.

VI.  SUMMARY

   Similar to other companies we are highly dependent upon systems in the public sector, such as utilities, mail, and transportation systems. Failures in those systems, upon which we have no control, could materially affect our operations. The Partnership has well defined emergency plans in place, and these would be activated if necessary.

   Our Year 2000 plan is aimed at identifying and correcting all issues upon which we have direct control or indirect control through our vendors and business partners.

   The company feels that the successful completion of our year 2000 program will minimize the effect on our operations.

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


PART II.    OTHER INFORMATION
-----------------------------
Item 1.   Legal Proceedings

   The Partnership is involved in two separate instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note H of the October 31, 1998 unaudited financial statements and management's discussion and analysis of financial condition which appears in
Part I of this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)   Exhibits - none

      (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended October 31, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Granite Development Partners, L.P.
                                          ----------------------------------
                                                       (Registrant)


DATE:          12/14/98                   /s/ Robert F. Monchein
-----------------------                   ----------------------------------
                                          Robert F. Monchein
                                          President
                                          FC-Granite, Inc., the general partner
                                           of Granite Development Partners, L.P.


DATE:          12/14/98                   /s/ Mark A. Ternes
-----------------------                   ----------------------------------
                                          Mark A. Ternes
                                          Controller
                                          FC-Granite, Inc., the general partner
                                           of Granite Development Partners, L.P.