Form 10-K
period 1998-12-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1999-04-01
CIK 925171

March 31, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549-1004

RE:      GRANITE DEVELOPMENT PARTNERS, L.P.
         COMMISSION FILE  #033-80104
         CIK  #0000925171

Dear Sir or Madam:

Granite Development Partners, L.P. filed its form 10-Q for the third quarter ended October 31, 1998 on Tuesday, December 15, 1998 via EDGAR.

The third quarter ended October 31, 1998 has been restated to reflect the correction of the computation of cost of sales in the Silver Canyon Partnership. This error was identified during the fourth quarter of 1998.

The restatement relates to the allocation of certain net development costs to land sales. These adjustments to cost of sales had the affect of reducing cost of sales and increasing net income for the third quarter of 1998 by $668,850. The restatement is described in Note L.

The Silver Canyon Partnership operating income for the nine months ended October 31, 1998 was originally reported at $2,064,998; the correct amount is $3,093,998. Correspondingly, net loss was originally reported as $883,911; the correct amount is net income of $145,089.

The correction is also reflected on the Granite Development Partners, L.P. Statement of Operations. For the nine months ended October 31, 1998, loss from joint ventures was reported as $120,064, and net loss was originally reported as $2,842,101; the correct amount for income from joint ventures is $548,786 and the correct amount for net loss is $2,173,251. For the three months ended October 31, 1998, loss from joint ventures was originally reported as $36,759 and net loss was originally reported as $1,242,592; the correct amount for income from joint ventures is $632,091 and the correct amount for net loss is $573,742.

On the Granite Development Partners, L.P. Balance Sheets, Investments in and Advances to joint ventures was originally reported as $31,872,334 and total assets was originally reported as $50,164,066. The correct amounts for Investments in and Advances to joint ventures and total assets are $32,541,184 and $50,832,916, respectively. Partners' Deficit was originally reported as $10,670,703 and total liabilities and equity was originally reported as $50,164,066. The correct amounts for Partner's Deficit and Total Liabilities and Equity are $11,339,553 and $50,832,916, respectively.

On the Granite Development Partners, L.P. Statement of Changes in Partners' Deficit, net loss for the nine months ended October 31, 1998 (unaudited) was originally reported as $710,525 for FC-Granite, Inc. and $2,131,576 for Limited Partners, totaling $2,842,101. The balance at October 31, 1998 (unaudited) was originally reported as $(12,271,178) for FC-Granite, Inc. and $1,600,475 for Limited Partners, totaling $(10,670,703). The correct amounts for the nine months ended October 31, 1998 (unaudited) are $543,313 for FC-Granite, Inc. and $1,629,938 for Limited Partners, totaling $2,173,251. The correct amounts for the balance at October 31, 1998 (unaudited) are $(12,103,966) for FC-Granite, Inc. and $2,102,113 for Limited Partners, totaling $(10,001,853).

The correction is also reflected on the Granite Development Partners, L.P. Statement of Cash Flows for the nine months ended October 31, 1998. Net loss was originally reported as $2,842,101; the correct amount is $2,173,251. Net loss from joint ventures was originally reported as $120,064; the correct amount is income from joint ventures of $548,786.

The correct Silver Canyon Partnership Statement of Operations for October 31,1998, and corrected Statement of Operations, Balance Sheets, Statement of Changes and Partners' Deficit, Statement of Cash Flows and FDS schedule for Granite Development Partners, L.P. for October 31, 1998 will be filed under Form 10Q/A.

Very truly yours,


Mark A. Ternes
Controller
F.C. Granite, Inc.
Terminal Tower
50 Public Square, Suite 1250
Cleveland, Ohio  44113

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark One)
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended

                                       OR

      X     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      -
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from FEBRUARY 1, 1998 to DECEMBER 31, 1998
                                           ----------------    -----------------

Commission file number 0330-080104
                       -----------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        34-1754061
---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

1250 Terminal Tower           50 Public Square        Cleveland, Ohio   44113
-------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code          216-416-6060
                                                            ------------
Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X           NO
                                                     ---             ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ( )

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.      Business
---------------------
      Granite Development Partners, L.P. ("Partnership"), a Delaware limited partnership, was formed on November 15, 1993 for the purpose of investing in, acquiring, owning, developing, selling and otherwise disposing of undeveloped and developed land acquired by the Partnership (the "Partnership Properties"). The Partnership also may act as a joint venture partner with respect to the acquisition, ownership, development, sale or disposition of certain properties (also the "Partnership Properties"). The Partnership will terminate on December 31, 2013 or upon disposition of assets or certain other events. Effective December 16, 1998, the Partnership has decided to change its fiscal year end from January 31 to December 31.

      The majority of the acquisition and development expenses of the Partnership occurred in the first two years of operation. In order to offset this large outflow of cash and allow the Partnership to make interest payments on the senior notes, a number of mature properties have been included in the Partnership Properties portfolio. The Partnership expects sales of all its properties to be complete by the year 2003, at which time the Partnership is expected to dissolve and terminate.

      Silver Canyon, a Nevada limited partnership originally owned 55% by the Partnership and 45% by Silver Canyon Corporation ("SCC"), is owner and developer of an approximately 1,300 acre master planned community located outside Las Vegas, Nevada. On January 30, 1996, the Partnership sold 21 2/3% interest in Silver Canyon (the "Partnership Interest") to American Nevada Seven Hills Limited Partnership ("ANC"), a Nevada limited partnership and subsidiary of American Nevada Corporation, a Nevada corporation, for $2,990,000. In addition, SCC sold 11 2/3% of its partnership interest in Silver Canyon (the "SCC Interest") to ANC for $1,610,000. After giving effect to the transfer of the Partnership Interest and the SCC Interest, the Partnership, SCC and ANC each own an equal 33 1/3% interest in Silver Canyon.

Investment Objectives and Policies

      The principal investment objectives of the Partnership are the preservation of Limited Partners' capital and appreciation of such capital through sales of land at increased values. There is no assurance that these investment objectives will be achieved. The Partnership has invested in undeveloped land or in partnerships or joint ventures that hold interests in such land on an all-cash basis and intends to realize appreciation of such land upon resale. The Partnership Properties, the majority of which will be developed as residential tracts, have been acquired and developed with the proceeds from the sale of the senior notes and the warrants exercisable for Partnership Units and the proceeds from the sale of Partnership Properties allocated to such acquisition and development in the future. The Partnership Properties acquired are in various stages of development ranging from fully developed and ready for sale to third parties, to projects with sales not expected to be completed for another three or four years. Larger projects, such as Silver Canyon, are not expected to fully mature for another four to five years. The Partnership expects sales of all Partnership Properties to be completed by the year 2003, at which time the Partnership will dissolve and terminate.

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

Item 2.       Properties

      The following properties remain in the Partnership property portfolio as of December 31, 1998:

NAME               DESCRIPTION
Day Drive          Located  in  Parma,  Ohio.   Approximately  nine  (9)  acres
                    commercially zoned   property remain.
Drake Estates      Located  in  Strongsville,  Ohio.  One  acre  zoned  general business remain.
Cambridge Park     Located in North Royalton, Ohio.  Consists of thirty-six (36)
                    one-half acre single family lots of which seven lots remain.
North Olmsted      Located  in North  Olmsted,  Ohio.  Approximately  3.5 acres
    Industrial      improved industrial property.
    Park
Royal Valley       Located  in North  Royalton,  Ohio.  Consists  of three  (3)
                    one-quarter acre lots within a 237 acre planned residential community.
Solon Estates      Located  in Solon,  Ohio.  Consists  of 250 acres  zoned for
    (Thornbury)     one (1) acre single family lots and cluster homesites.
Silver Canyon      Located in Henderson,  Nevada.  A 1,293 acre master  planned residential community currently  under  development.
                    Consists  of  3,400  lots of which 2,317 lots are sold.
Eaton Estates      Located in  Sagamore  Hills,  Ohio.  Consists  of a 593 acre property zoned for a planned unit  development  and 43 acres of land  zoned  for  single family lots. Seven single family lots and a 208 apartment site remains.
SSK Parcels        Located  in  Twinsburg,  Ohio.  Consists  of  133  acres  of unimproved land being developed into a 174 lot single family development  of which 48 lots remain unsold.
Music Street       Located in Newbury Township, Geauga County, Ohio. Consists
                    of  thirty (30)  three (3)acre lots of which seven lots
                    remain.
Fairfax Meadows    Located in Medina,  Ohio. Consists of 73 acres zoned for 142 single family  residential sublots of which 98 lots remain.

Item 3.  Legal Proceedings
--------------------------
      The Partnership is involved in two separate instances of litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages related to this litigation are approximately $400,000 at December 31, 1998, the Partnership has recorded an accrual of $100,000 relating to this litigation. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel of the Partnership have filed a motion for summary judgement and are awaiting the courts ruling.

      Silver Canyon Partnership, a Nevada Limited Partnership, owned 33.3% by the Partnership, is the owner and developer of an approximately 1,300 acre master planned community located in Henderson, Nevada. The property is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and the other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that Seven Hills homeowners  do have a right to play on the  golf  course,  providing  they pay a greens fee of $300 per round. An additional hearing on damages has been scheduled for October 1999. The owner of the golf course has filed a cross-claim against the Partnership, Silver Canyon, and the other entities in the damage claim. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners after the hearing on damages. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to continue to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance.

Item 4.       Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the eleven months ended December 31, 1998.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------
      The securities offered of Granite Development Partners, L.P., were 36,000 warrants, each of which entitled the holder thereof to purchase one unit of limited partnership interest of the Partnership, at an exercise price of $111.11 per Partnership Unit and up to 36,000 Partnership Units issuable upon exercise of the warrants. The warrants were exercisable at any time prior to December 3, 1996. On December 3, 1996, all 36,000 warrants were exercised.
The securities are not traded on a public market.

Item 6.  Selected Financial Data
--------------------------------

                      Fiscal       Fiscal       Fiscal        Fiscal       Fiscal
                      1998*        1997**       1996***      1995****    1994*****
                   ----------- -------------- ------------ ------------ -------------

Operating Results
Gross Sales        $ 8,417,447  $ 5,709,083  $  12,367,374  $ 7,035,769  $ 8,506,100
Net Income (Loss)  $   225,883  $  (357,213) $     966,815  $  (158,487) $(3,903,155)

                   December 31, January 31,   January 31,  January 31,  January 31,
                       1998         1998         1997          1996         1995
                   ----------- -------------- ------------ ------------ -------------
Financial Position
Total assets       $51,082,266  $48,015,304  $  50,492,484  $49,013,469  $41,084,314
Land and land
  improvements     $ 3,203,853  $ 6,360,771  $   6,948,665  $12,278,824  $13,415,890
Restricted cash
  equivalents      $         -  $   481,287  $   4,602,891  $ 1,308,453  $ 4,039,263
Investments in and
  advances to joint
    ventures       $ 33,662,431 $29,748,165  $  25,866,537  $22,686,561  $16,694,226
Long-term debt,
  including mortgage
    debt           $ 36,776,659 $37,242,514  $  36,910,472  $41,110,025  $37,348,370


                 * Fiscal 1998 results are for the eleven months ended December 31, 1998
                ** Fiscal 1997 results are for the year ended January 31, 1998
               *** Fiscal 1996 results are for the year ended January 31, 1997
              **** Fiscal 1995 results are for the year ended January 31, 1996
             ***** Fiscal 1994 results are for the year ended January 31, 1995


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Results of Operations

The results of operations discussed below reflect the change in the Partnership year-end from January 31 to December 31. This change in year-end was to make consistent the Partnership's tax year with the fiscal year to make the Partnership's fiscal year end consistent with its two major joint ventures, Eaton Estates Partnership and Silver Canyon Partnership. Silver Canyon also changed its fiscal year-end from January 31 to December 31 concurrently with the Partnership. The Partnership's results of operations for the eleven months ended December 31, 1998, and the years ended January 31, 1998, 1997, and 1996 include the Financial Results, accounted for on the equity basis, of Eaton Estate Partnership for the fiscal years ended December 31, 1998, 1997, 1996, and 1995, respectively, and Silver Canyon Partnership for the eleven months ended December 31, 1998 and the fiscal years ended January 31, 1998, 1997 and 1996, respectively. The results of Eaton Estates reflects twelve months of operation, which is consistent with prior periods presented.

      Sales of developed property for the eleven months ended December 31, 1998 totaled $8,417,447 versus $5,709,083 for the year ended January 31, 1998. The following significant sales occurred in fiscal 1998: 1) 87 lots in The Ledges development Phases 1 and 2 for $5,088,947; 2) 8 lots in River Oaks for $960,000; 3) 18 lots in Cambridge Park for $938,000; 4) 20 lots in Fairfax for $794,000.

      Sales of developed property for the year ended January 31, 1998 totaled $5,709,083 versus $12,367,374 for the year ended January 31, 1997. The following significant sales occurred in fiscal 1997: 1) 17 lots in The Ledges development phase 1A for $952,000; 2) 10 lots in the Ledges phase 2A for $555,000; 3) a 6.11 acre parcel of Drake Estates in Strongsville for $366,792; 4) 7 single family sublots in Cambridge Park for $348,250; and 5) 6 lots in the Ledges development for $336,000. The decrease in sales from January 31, 1998 to January 31, 1997 was largely due to the sale of the 194th Street parcel for $7,927,770 in fiscal 1996. This significant transaction represented the last of the North Miami Beach parcels.

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

      Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $8,429,232, $7,257,167, $9,328,118 and $9,224,344 for the years ended December 31, 1998, January 31, 1998, 1997, 1996, respectively. The level of sales activity is expected to decrease in 1999 as there is a limited amount of land remaining to be developed and sold.

      The Silver Canyon Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $31,791,859 for the eleven months ended December 31, 1998 versus sales of $23,911,279, $15,028,556 and $2,941,692 for the years ended January 31, 1998, 1997 and 1996, respectively. The level of sales activity is expected to remain strong in fiscal 1999.

      As of December 31, 1998, the following significant sales were under contract: five lots of The Ledges subdivision located in Twinsburg, Ohio for $290,000 and 515 lots within the Silver Canyon development in Henderson, Nevada for $18,366,221. None of the contracts are guaranteed to close.

      Interest income totaled $1,452,474 for the eleven months ended December 31, 1998 versus $1,150,137 for the year ended January 31, 1998. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred (see footnote A.) The increase in interest income in fiscal 1998 is mainly attributable to the recognition of deferred interest income of $1,508,044 related to the funds advanced to the Silver Canyon Partnership.

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

      Other income totaled $359,984 for the eleven months ended December 31, 1998 versus $352,173 for the year ended January 31, 1998. Commissions of $504,182 and $453,965 were recorded for the eleven months ended December 31, 1998 and for the year ended January 31, 1998, respectively. Other income is mainly comprised of deferred development fees and management fees related to the Silver Canyon Partnership. Development fees of $317,962 and $290,685 were recorded for the eleven months ended December 31, 1998 and for the year ended January 31, 1998, respectively.

      Other income totaled $352,173 for the year ended January 31, 1998 versus $189,904 for the year ended January 31, 1997. Commissions of $453,965 and $192,588 were recorded for the years ended January 31, 1998 and 1997, respectively. The Partnership recognized development fee income of $290,685 and $126,990 for the years ended January 31, 1998 and 1997, respectively. The increase in commissions and the recognition of development fees is directly correlated to the increase in sales activity related to the Silver Canyon Partnership.

      Other income totaled $189,904 for the year ended January 31, 1997 versus $117,936 for the year ended January 31, 1996. Commissions of $192,588 and
$98,759 were recorded for the years ended January 31, 1997 and 1996, respectively. The Partnership recognized development fee income of $126,990 and $40,306 for the years ended January 31, 1997 and 1996, respectively.

      Interest expense totaled $3,953,210 for the eleven months ended December 31, 1998 versus $4,251,226 for the year ended January 31, 1998. Interest expense is mainly comprised of interest accrued for Senior Notes, Special Units, operating loans and mortgage notes payable. Interest expensed for Senior Notes was $3,617,220 for the eleven months ended December 31, 1998 versus $3,952,950 for the year ended January 31, 1998.

      Interest expense totaled $4,251,226 for the year ended January 31, 1998 versus $4,345,499 for the year ended January 31, 1997. Interest accrued for Senior Notes was $3,952,950 and $3,898,800 for the years ended January 31, 1998 and January 31, 1997, respectively.

      Interest expense totaled $4,345,499 for the year ended January 31, 1997 versus $4,446,764 for the year ended January 31, 1996. Interest accrued for Senior Notes was $3,898,800 for both years ended January 31, 1997 and January 31, 1996.

      Partner fees totaled $1,057,112 for the eleven months ended December 31, 1998, versus $746,638 for the year ended January 31, 1998. Partner fees are comprised of development fees, administrative fees and commissions. Commissions and development fees were $877,368 and $510,624 for the eleven months ended December 31, 1998 and for the year ended January 31, 1998, respectively. The increase in commissions and the recognition of development fees is related to the increase in sales activity.

      Partner fees totaled $746,638 for the year ended January 31, 1998 and $1,445,192 for the year ended January 31, 1997. Commissions and development fees were $510,624 and $1,088,070 for the years ended January 31, 1998 and 1997, respectively. The decrease in commissions and the recognition of development fees is directly correlated to the decrease in sales activity.

      Operating and other expenses totaled $426,826 for the eleven months ended December 31, 1998 versus $177,541 for the year ended January 31, 1998. Operating and other expenses are mainly comprised of legal fees, other professional fees, title fees and escrow fees. Other professional fees increased from $24,794 for the year ended January 31, 1998 to $65,144 for the eleven months ended December 31, 1998. Marketing research increased from $10,570 for the year ended January 31, 1998 to $48,422 for the eleven months ended December 31, 1998. Title and escrow fees increased from $54,369 for the year ended January 31, 1998 to $85,694 for the eleven months ended December 31, 1998 . During the eleven months ended December 31, 1998, an accrual of $100,000 was recorded for the maximum damages relating to the litigation proceedings for the 194th Street property located in Miami Beach, Florida.

      Operating and other expenses totaled $177,541 for the year ended January 31, 1998 versus $515,445 for the year ended January 31, 1997. Legal and professional fees decreased from $277,532 at January 31, 1997 to $95,059 at January 31, 1998. Title and escrow fees decreased from $139,112 at January 31, 1997 to $54,369 at January 31, 1998.

      Income from Joint Ventures was $1,393,985 for the eleven months ended December 31, 1998 versus $1,663,201 for the year ended January 31, 1998. Income from Joint Ventures consists of income from Silver Canyon Partnership an Eaton Estate Partnership, both being recorded by the Partnership under the equity method. The decrease in joint venture in fiscal 1998 is mostly due to increases in project costs and, therefore, cost of sales for the Silver Canyon Partnership.

      The Partnership reported net income of $225,883 for the eleven months ended December 31, 1998 versus a net loss of $357,213 for the year ended January 31, 1998. The increase in net income is mainly the result of net sales of $2,479,013 for the eleven months ended December 31, 1998 versus $2,088,020 for the year ended January 31, 1998 and an increase in interest income of $1,452,474 for the eleven months ended December 31, 1998 versus $1,150,137 for the year ended January 31, 1998.

      For the year ended January 31, 1998, the Partnership reported net loss of $357,213 versus a net income of $966,815 for the year ended January 31, 1997. The decrease in net income is the result of a decrease in land sales revenue.

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

Financial Condition and Liquidity

      The net cash provided by operating activities was $2,032,572 for the eleven months ended December 31, 1998 versus cash provided of $3,901,203 for the year ended January 31, 1998. The decrease is mainly the result of a decrease in restricted cash equivalents of $481,287 for the eleven months ended December 31, 1998 versus $4,121,604 for the year ended January 31, 1998 which is partially offset by an increase in unpaid partner fees of $1,057,112 for the eleven months ended December 31, 1998 versus a decrease of $728,651 for the year ended January 31, 1998.

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

      Net cash used in investing activities was $2,520,281 and $2,218,427 for the eleven months ended December 31, 1998 and for the year ended January 31, 1998, respectively. The increase in funds used was mainly due to an increase in funds advanced for development expenditures at the Silver Canyon property, partially offset by a $750,000 cash distribution from Eaton Estate Partnership.

      Net cash used in investing activities was $2,218,427 for the year ended January 31, 1998 versus $1,173,703 for the year ended January 31, 1997. The increase in funds used was mainly the result of an increase in funds advanced for the Silver Canyon property.

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

      Net cash provided by financing activities was $1,694,158 for the eleven months ended December 31, 1998 versus net cash used in financing activities of $1,745,606 for the year ended January 31, 1998. The net cash provided was due to funds loaned from Sunrise Land Company $2,395,951 which was partially offset by repayments of mortgage notes payable of $465,855.

      Net cash used in financing activities for the year ended January 31, 1998, was $1,745,606 versus net cash used of $2,940,875 for the year ended January 31, 1997. The net cash used was mainly attributable to the paydown of the loan from Sunrise Land Company of $921,768, partially offset by proceeds from mortgage notes payable of $922,472.

      Net cash used in financing activities was $2,940,875 for the year ended January 31, 1997 versus net cash provided by financing activities of $4,457,722 for the year ended January 31, 1996. The net cash used during fiscal 1996 was the result of the repayment of mortgage notes payable of $4,953,515 and the distribution of $1,914,202 of interest earned on the special units to the general partner offset by proceeds received of $2,999,880 from the exercise of the 36,000 warrants by the limited partners.

      The Partnership is involved in two separate instances of litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages related to this litigation are approximately $400,000 at December 31, 1998, the Partnership has recorded an accrual of $100,000 relating to this litigation. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel of the Partnership have filed a motion for summary judgement and are awaiting the courts ruling.

      Silver Canyon Partnership, a Nevada Limited Partnership, owned 33.3% by the Partnership, is the owner and developer of an approximately 1,300 acre master planned community located in Henderson, Nevada. The property is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and the other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that Seven Hills homeowners do have a right to play on the golf course, providing they pay a greens fee of $300 per round. An additional hearing on damages has been scheduled for October, 1999. The owner of the golf course has filed a cross-claim against the Partnership, Silver Canyon, and the other entities in the damage claim. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners after the hearing on damages. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to continue to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance.

      The Partnership intends to finance the acquisition and development of the majority of the Partnership properties as residential tracts for eventual resale; however, certain properties have been acquired and developed for commercial or industrial uses. Pursuant to the Partnership's business plan each of the targeted Partnership properties have been acquired and will be developed and marketed for sale. All net proceeds raised from the sales of properties, after the payment of development and partnership expenses, will be returned to the senior note holders and partners pursuant to the partnership agreement once all of the properties have been sold. Management believes that the Partnership will have adequate funds available throughout fiscal 1999 to fund development expenditures and to pay the semi-annual interest payments on the senior notes.

YEAR 2000

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

II.    PLAN

      The Partnership's plan concentrates on testing the compliant systems and identifying other systems, such as embedded systems, that are not part of the new software. The specific steps of the plan include:

 . Capturing an inventory of all systems including:
         > The new Year 2000 compliant software.
         > Computer related hardware and peripherals.
         > Internal  systems that may have been developed  utilizing the compliant code.
         > Embedded or operational systems, including our telephone, heating and air conditioning systems, fire alarm systems, security systems, and elevator systems.
 . Obtaining  compliance  letters  from all vendors in the  inventory;
 . Testing systems for compliance;
 . Upgrading or replacing software and operational or embedded systems as needed; . Contacting our major business partners (suppliers, contractors, utilities, financial institutions, etc.) to insure that they have an active Year 2000 compliance program.

III.  STATUS

      The Partnership has completed a software inventory and obtained compliance letters from most vendors and considers its software assessment complete. The Partnership is completing the inventory of embedded systems and is contacting its vendors to determine their Year 2000 readiness. This phase of the assessment, originally planned for completion in the 3rd quarter 1998, will now be completed in the 1st quarter 1999. The responses have not always been definitive and reliance, in some cases, must be made on the MD&A discussions in the quarterly and yearly filings of certain vendors and partners where appropriate.

      The Partnership has also promptly responded to requests for its own Year 2000 readiness and will update those responses quarterly by providing a copy of the most current SEC MD&A discussion related to the Year 2000.

      The Partnership is actively testing its systems for Year 2000 compliance. Software has been acquired to review systems, which have been written in Year 2000 compliant code, but may be generating non-compliant dates or logic. Testing has discovered some Year 2000 issues, which have been corrected. Specifically, certain data communications equipment was not compliant and has been replaced. The project cost accounting software, originally documented by the vendor as compliant, is not compliant. The Partnership escalated the upgrade to the next version and that software is now compliant. The general ledger system had generated some historical data with dates that might not be compliant and these were corrected. Finally, The Partnership discovered a possible issue with one of the automated software scheduling systems, which will be upgraded. The Partnership expects to complete the testing phase by the end of the 2nd quarter 1999 and does not foresee any major difficulties in becoming Year 2000 compliant.

IV.    COSTS

      At the end of 1997 the Partnership completed the migration of the general ledger and reporting system from the older mainframe environment. The intent of this conversion was to move from the mainframe to newer technology and improve our reporting systems. As a by-product, Year 2000 compliant software or software with planned upgrades to be compliant was installed. We avoided the costly process of converting our internally developed systems into Year 2000 code. Through testing, it has been determined that some hardware will need replacing. Regardless of the Year 2000 issue, this hardware would have been upgraded in a normal replacement cycle. Most all of the required software upgrades, are part of our normal operating expenses and have not generated additional expense specifically for Year 2000 compliance. The Partnership does not foresee any major additional costs and does not feel that the costs incurred will have a material impact on operations.

V.     RISKS/CONTINGENCY PLANS

      Since the major hardware, software and embedded systems are or will be compliant, the Partnership does not foresee any major risks. The Partnership has identified concerns in each area and the contingency plan to respond to each concern. Related to hardware, the most likely worst case scenario would be if a specific computer or server would not be compatible. In that case, the Partnership would use other hardware, provided by our business continuity/disaster recovery program, that is compliant and available and regenerate data from the backup systems. Related to software, the most likely worst case scenario would be if the automated scheduling routines would not properly schedule beyond the Year 2000. Each of these automated scheduling systems has a manual function, which has been tested, and the Partnership is confidant that the scheduling software can be reset to perform properly in the Year 2000 and beyond. Related to the embedded systems, the Partnership's primary concern is that these systems, despite testing, would not function properly as we move into the Year 2000. All of these systems have manual reset functions and Year 2000 date issues can be corrected. Additionally there will be appropriate personnel and outside contractors if necessary, on site starting the evening of December 31, 1999 and the ensuing weekend to reset the functions if necessary.

VI.  SUMMARY

      Similar to other companies, the Partnership is highly dependent upon systems in the public sector, such as utilities, mail, and transportation systems. Failures in those systems, upon which we have no control, could materially affect our operations. The Partnership has well defined emergency plans in place, and these would be activated if necessary.

      The Year 2000 plan is aimed at identifying and correcting all issues upon which the Partnership has direct control or indirect control through it's vendors and business partners.

      The Partnership feels that the successful completion of the Year 2000 program will minimize the effect on operations.


Information Relating to Forward-Looking Statements

      This Annual Report, together with other statements and information publicly disseminated by the Partnership, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management's current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions on a nation-wide basis as well as regionally in areas where the Partnership has a geographic concentration of land; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and cost overruns; the level and volatility of interest rates; the rate of revenue increases versus expenses increases; as well as other risks listed from time to time in the Partnership's reports filed with the Securities and Exchange Commission. The Partnership has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward looking statements.

Item 7A.  Quantitive and Qualitative Disclosures About Market Risk
------------------------------------------------------------------


The Partnership's primary market risk exposure is interest rate risk. At December 31, 1998, the Partnership had $776,659 of variable rate debt.

Management has and will continue to manage interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt to insure that variable rate exposure is kept at an acceptable level.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligation's, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                           Expected Maturity Date
                              --------------------------------------------------------------------------------------
                                    1999                2000             2001            2002             2003
                              ------------------   ---------------  --------------- ---------------   --------------


Fixed:
------
Senior notes                          $       -         $       -        $       -      $        -     $ 36,000,000

Weighted average interest rate            10.83%            10.83%           10.83%          10.83%           10.83%
                              ------------------   ---------------  --------------- ---------------   --------------
  Total fixed rate debt               $       -         $       -        $       -      $        -     $ 36,000,000

Variable:
---------
Variable rate mortgage debt           $ 260,000         $ 140,000        $ 376,659      $        -     $          -

                              ------------------   ---------------  --------------- ---------------   --------------
Total variable rate debt              $ 260,000         $ 140,000        $ 376,659      $        -     $          -
                              ------------------   ---------------  --------------- ---------------   --------------
                                      $ 260,000         $ 140,000        $ 376,659      $        -     $ 36,000,000
                              ==================   ===============  =============== ===============   ==============




                                                    Fair Market
                                    Total              Value
                              ------------------   ---------------
Fixed:
------
  Senior notes                     $ 36,000,000      $ 36,000,000

Weighted average interest rate            10.83%                -
                              ------------------   ---------------
  Total fixed rate debt            $ 36,000,000      $ 36,000,000

Variable:
---------
  Variable rate mortgage debt      $    776,659      $    776,659

                              ------------------   ---------------
  Total variable rate debt         $    776,659      $    776,659
                              ------------------   ---------------
                                   $ 36,776,659      $ 36,776,659
                              ==================   ===============




Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Granite Development Partners, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' equity and of cash flows present fairly, in all material respect, the financial position of Granite Development Partners, L.P. (A Delaware Limited Partnership) as of December 31, 1998, January 31, 1998, and January 31, 1997, and the results of its operations and its cash flows for the eleven months ended December 31, 1998, and for each of the years ended January 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion of these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                               /S/ PricewaterhouseCoopers, LLP
                                               -------------------------------
                                                   PricewaterhouseCoopers, LLP







Cleveland, Ohio
March 31, 1999

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS



                                            December 31, January 31, January 31,
                                             ----------- ----------- -----------
                                                1998        1998        1997
                                             ----------- ----------- -----------

ASSETS

LAND                                         $ 1,772,580 $ 3,081,890 $ 4,472,219
LAND IMPROVEMENTS                              1,431,273   3,278,881   2,476,446
                                             ----------- ----------- -----------
                                               3,203,853   6,360,771   6,948,665

RESTRICTED CASH EQUIVALENTS                           -      481,287   4,602,891

MORTGAGE NOTES RECEIVABLE                      2,955,344   3,149,565   6,323,446

INVESTMENTS IN AND ADVANCES TO
JOINT VENTURES                                33,662,431  29,748,165  25,866,537

OTHER ASSETS
 Mortgage procurement costs, net of accumulated
  amortization of  $2,280,601 at
  December 31, 1998, $1,906,317 at
  January 31, 1998 and $1,446,575 at
  January 31, 1997                                     -     374,284     826,126

Organization costs, net of accumulated
 amortization of  $748,117 at
 December 31, 1998, $668,805
 at January 31, 1998 and $449,697
 at January 31, 1997                                  -       79,312     298,420


Cash                                           1,430,607     224,158     286,988

Interest receivable                            9,629,531   7,397,262   5,207,019

Other                                             25,500      80,500      55,000

Commission receivable                                  -           -      17,392

Administrative fee receivable                    175,000     120,000      60,000
                                             ----------- ----------- -----------
                                              11,260,638   8,275,516   6,750,945
                                             ----------- ----------- -----------

                                             $51,082,266 $48,015,304 $50,492,484
                                             =========== =========== ===========


See notes to financial statements.


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                           BALANCE SHEETS (continued)


                                     December 31,   January 31,    January 31,
                                     -------------  -------------  ------------
                                         1998           1998          1997
                                     -------------  -------------  ------------

LIABILITIES
PARTNERS' SPECIAL UNITS
& PARTNERS' DEFICIT

SENIOR NOTES PAYABLE                 $  36,000,000  $  36,000,000  $ 36,000,000
MORTGAGE NOTES PAYABLE                     776,659      1,242,514       910,472
LOAN PAYABLE - SUNRISE                   2,395,951              -       921,768
LOAN PAYABLE - EATON                       878,462      1,114,400             -
OTHER LIABILITIES
 Accounts payable                          962,805        463,373        48,632
 Accrued fees, partners                  1,264,257        207,145       935,796
 Accrued interest                          924,057        975,845     1,009,139
 Accrued real estate taxes                  99,953        143,899       134,913
 Deposits                                    3,579        819,077     3,199,100
 Deferred income                         6,379,262      5,877,653     4,656,074
                                     -------------  -------------  ------------
                                         9,633,913      8,486,992     9,983,654
PARTNERS' EQUITY (DEFICIT)

 Partners' special units                 9,000,000      9,000,000     9,000,000
 Partners' deficit                      (7,602,719)    (7,828,602)   (6,323,410)
                                     -------------  -------------  ------------
                                         1,397,281      1,171,398     2,676,590
                                     -------------  -------------  ------------

                                      $ 51,082,266   $ 48,015,304  $ 50,492,484
                                     =============  =============  ============


See notes to financial statements.


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                    For the 11 months For the year For the year   For the year
                                          ended         ended         ended          ended
                                       December 31,   January 31,  January 31,    January 31,
                                          1998           1998          1997          1996
                                       ------------   -----------  -------------  ------------


REVENUES
 Sales of developed property            $ 8,417,447    $ 5,709,083  $ 12,367,374   $ 7,035,769
 Cost of sales                           (5,938,434)   (3,621,063)    (7,736,755)   (2,992,237)
                                       ------------   -----------  -------------  ------------
                                          2,479,013     2,088,020      4,630,619     4,043,532

 Interest                                 1,452,474     1,150,137      1,165,599       383,508
 Commission                                 504,182       453,965        192,588        98,759
 Other                                      359,984       352,173        189,904       117,936
                                       ------------   -----------  -------------  ------------
                                          4,795,653     4,044,295      6,178,710     4,643,735
                                       ------------   -----------  -------------  ------------

EXPENSES
 Interest                                 3,953,210     4,251,226      4,345,499     4,446,764
 Fees, partners                           1,057,112       746,638      1,445,192     1,696,385
 Real estate taxes                           73,012       210,453        276,309       393,695
 Operating and other                        426,826       177,541        515,445       572,913
 Amortization                               453,595       678,851        635,723       613,855
                                       ------------   -----------  -------------  ------------
                                          5,963,755     6,064,709      7,218,168     7,723,612
                                       ------------   -----------  -------------  ------------
                                         (1,168,102)   (2,020,414)    (1,039,458)   (3,079,877)

Gain on sale of partnership interest              -             -              -     2,144,190
Income from joint ventures                1,393,985     1,663,201      2,006,273       777,200
                                       ------------   -----------  -------------  ------------

NET INCOME (LOSS)                         $ 225,883    $ (357,213)     $ 966,815    $ (158,487)
                                       ============   ===========  =============  ============







See notes to financial statements.



                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                Sunrise     FC-Granite      Limited
                                Land Co.       Inc.         Partners       Total
                                ---------  -------------   -----------  ------------


Balance at January 31, 1995       (38,932)    (9,178,564)            -    (9,217,496)

Net loss                           (1,585)      (156,902)            -      (158,487)
                                ---------  -------------   -----------  ------------

Balance at January 31, 1996       (40,517)    (9,335,466)            -    (9,375,983)

Capital contribution -
 exercise of warrants                   -              -     3,999,960     3,999,960

Withdrawal of original
 limited partner                   40,517        (40,517)            -             -

Distribution of interest
 on special units                       -     (1,914,202)            -    (1,914,202)

Net income                              -        966,815             -       966,815
                                ---------  -------------   -----------  ------------

Balance at January 31,1997              -    (10,323,370)    3,999,960    (6,323,410)

Distribution of interest
 on special units                       -     (1,147,980)            -    (1,147,980)

Net loss                                -        (89,303)     (267,909)     (357,212)
                                ---------  -------------   -----------  ------------

Balance at January 31, 1998             -    (11,560,653)    3,732,051    (7,828,602)

Net income for the eleven months        -        225,883             -       225,883
                                ---------  -------------   -----------  ------------

Balance at December 31, 1998    $       -  $ (11,334,770)  $ 3,732,051  $ (7,602,719)
                                =========  =============   ===========  ============

See notes to financial statements.


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOW

                                                  For the 11 months  For the year  For the year  For the year
                                                         ended          ended         ended         ended
                                                     December 31     January 31,   January 31,   January 31,
                                                         1998            1998          1997          1996
                                                 ------------------  ------------  ------------  ------------

Cash Flow from Operating Activities
  Net income (loss)                              $          225,883  $   (357,213) $    966,815  $   (158,487)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Amortization                                             453,595       678,851       635,723       613,855
   Income from joint ventures                            (1,393,985)   (1,663,201)   (2,006,273)     (777,200)
   Gain on sale of partnership interest                           -             -             -    (2,144,190)
  Changes in operating assets and liabilities:
   Decrease in land and land improvements                 3,156,919       587,894     5,330,159     1,137,066
   Decrease (increase) in restricted cash equivalents       481,287     4,121,604    (3,294,438)    2,730,810
   Decrease (increase) in mortgage notes receivable         194,221     3,173,881    (1,910,357)   (1,746,626)
   Increase in organization costs                                 -             -             -       (50,586)
   Increase in interest receivable                       (2,232,269)   (2,190,243)   (2,259,325)   (1,985,517)
   Decrease (increase) in other assets                       55,000       (25,500)      (55,000)            -
   Decrease in development fee receivable                         -             -             -       402,133
   Decrease (increase) in commission receivable                   -        17,392       (17,392)            -
   (Increase) decrease in administrative fee receivable     (55,000)      (60,000)      (60,000)       81,250
   Increase (decrease) in accounts payable                  499,432       414,741       (85,303)       33,754
   Increase (decrease) in accrued fees, partners          1,057,112      (728,651)      762,576             -
   (Decrease) increase in accrued interest                  (51,788)      (33,294)       38,023        65,576
   (Decrease) increase in accrued real estate taxes         (43,946)        8,986      (146,972)      208,318
   (Decrease) increase in deposits                         (815,498)   (1,265,623)    1,580,586     1,116,514
   Increase in deferred income                              501,609     1,221,579     1,287,166     2,170,057
                                                 ------------------   -----------  ------------  ------------

   Net cash provided by operating activities              2,032,572     3,901,203       765,988     1,696,727
                                                 ------------------   -----------  ------------  ------------
Cash Flow from Investing Activities
   Proceeds from sale of partnership interest                     -             -             -     2,990,000
   Distribution from affiliates                             750,000       642,600        93,530             -
   Investments in and advances to affiliates             (3,270,281)   (2,861,027)   (1,267,233)   (6,060,945)
                                                 ------------------  ------------  ------------  ------------

     Net cash used in investing activities               (2,520,281)   (2,218,427)   (1,173,703)   (3,070,945)
                                                 ------------------  ------------  ------------  ------------


Cash Flow from Financing Activities
   Proceeds from exercise of warrants                             -             -     2,999,880             -
   Proceeds from loan payable - Sunrise                   2,395,951             -       190,000       731,768
   Repayment of loan payable - Sunrise                            -      (921,768)            -             -
   Proceeds from loan payable - Eaton                     2,580,890             -             -             -
   Repayment of loan payable - Eaton                     (2,816,828)            -             -             -
   Distribution of interest on special units                      -    (1,147,980)   (1,914,202)            -
   Proceeds from mortgage notes payable                           -       922,472       753,962     4,480,000
   Repayment of mortgage notes payable                     (465,855)     (590,430)   (4,953,515)     (718,345)
   Increase in mortgage procurement cost                          -        (7,900)      (17,000)      (35,701)
                                                 ------------------  ------------  ------------  ------------


     Net cash provided by (used in)
      financing activities                                1,694,158    (1,745,606)   (2,940,875)    4,457,722
                                                 ------------------  ------------  ------------  ------------

Increase (decrease) in cash                               1,206,449       (62,830)   (3,348,590)    3,083,504
Cash at beginning of the period                             224,158       286,988     3,635,578       552,074
                                                 ------------------  ------------  ------------  ------------
Cash at end of the period                        $        1,430,607  $    224,158  $    286,988  $  3,635,578
                                                 ==================  ============  ============  ============

See notes to financial statements.


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                       STATEMENTS OF CASH FLOW (continued)


                                                  For the 11 months    For the year      For the year      For the year
                                                        ended              ended              ended             ended
                                                     December 31,        January 31,        January 31,       January 31,
                                                        1998                1998              1997              1996
                                                   ----------------   -----------------   --------------    --------------


Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest                                              $ 4,004,998         $ 4,284,520      $ 4,307,476       $ 4,381,188
Real estate taxes                                     $   116,958         $   201,467      $   423,281       $   185,377

Supplemental Disclosure of Non-Cash Activities:
Exercise of warrants
                                                      $         -         $         -      $ 1,000,080       $         -




                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE A  -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Granite Development Partners, L.P., a Delaware Limited Partnership ("the Partnership"), was formed on November 15, 1993 to acquire, develop, market and sell partnership properties, located principally in Ohio and Nevada, and may include acting as a joint venture partner with respect to certain properties. The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets. Effective December 16, 1998, the Partnership has decided to change its fiscal year end from January 31 to December 31 (See Note K).

The results of operations discussed below reflect the change in the Partnership year end from January 31 to December 31. This change in year end was to make consistent the Partnership's tax year with the fiscal year end and to make the Partnership's fiscal year end consistent with its two major joint ventures, Eaton Estates Partnership and Silver Canyon Partnership. The Partnership's results of operations for the eleven months ended December 31, 1998, and the years ended January 31, 1998, 1997, and 1996 include the Financial Results, accounted for on the equity basis, of Eaton Estate Partnership for the fiscal years ended December 31, 1998, 1997, 1996, and 1995, respectively. The results of Eaton Estates reflects twelve months of operations, which is consistent with prior periods presented.

The sole general partners is FC-Granite, Inc., an Ohio corporation ("FC-Granite"). FC-Granite has made an initial capital contribution of $300. FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"), the land division subsidiary of Forest City Enterprises, Inc. ("Forest City"). Sunrise made an initial capital contribution of $100 and acted as the original limited partner until the outstanding warrants to acquire limited partnership interests were exercised on December 3, 1996. When the first warrant was exercised, Sunrise withdrew as the original limited partner. FC-Granite owns a 25% interest and the limited partners own a 75% interest in the Partnership.

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

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (continued)

Sunrise has withdrawn from the Partnership upon the exercising of the warrants in fiscal 1996. With this change in the Partnership structure, all profits will be allocated to FC-Granite, the general partner, until all prior year losses initially allocated to FC-Granite are recovered. As of December 31, 1998, $3,731,856 in losses allocated to FC-Granite under the old Partnership's structure have not been recovered. Once FC-Granite recoups the full allocation of losses from prior years as noted above, profits and losses of the Partnership will be allocated in accordance with the Partnership agreement. The agreement states that FC-Granite owns a 25% interest and the limited partners own a 75% interest in the Partnership.

Land Sales
----------
The Partnership follows the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", for reporting the disposition of properties.

Land and Land Improvements
--------------------------
Land and land improvements are recorded at cost. Upon sales, costs will be reported in cost of sales using the specific identification method. Land held for sale is recorded at the lower of carrying amount or fair value less cost to sell.

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

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES (continued)

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

Reclassifications
-----------------
Certain amounts in the year ended January 31, 1998 have been reclassified to conform to the current year's presentation.

Change in Fiscal Year End
-------------------------
On December 16, 1998, the Partnership announced a change in fiscal year end. The change is effective with the Partnership's fourth fiscal quarter of 1998 which, under the old fiscal calendar, would have ended on January 31, 1999. Under the new fiscal calendar, the fourth fiscal quarter of 1998 ended on December 31, 1998. The change was made to be consistent with the existing tax year end of December 31.

Business Segment Information
----------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 131- Disclosure about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about the products and services, geographic areas and major customers. The sole business of the Partnership is to acquire, develop, market and sell Partnership properties. The Partnership evaluates operating results and allocates resources on a property-by-property basis. The Partnership does not distinguish or group its operations on a geographic basis. Accordingly, the

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES (continued)

Partnership believes it has a single reportable segment for SFAS 131 purposes. Further, all operations are within the United States. Therefore, no additional disclosure relating to the adoption of SFAS 131 is considered necessary.

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

NOTE D - PARTNERS' SPECIAL UNITS

Until the senior notes payable are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes. Interest incurred on the partners' special units for the eleven months ended December 31, 1998, and for the years ended January 31, 1998 and 1997, totaled $904,305, $974,700 and $985,530, respectively. Interest incurred from November 15, 1993 (inception) through January 31, 1996, totaled $2,136,218. During the years ended January 31, 1998, 1997 and 1995, respectively, $1,147,980, $1,914,202 and $963,870 of the interest earned was distributed to FC-Granite, the holder of the partners' special units. As of the eleven months ended December 31, 1998, $988,237 of the interest earned on the special units is undistributed and will be distributed pari-passu with the interest on the Senior Notes when funds are available.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE E - MORTGAGE NOTES PAYABLE

The Partnership has outstanding mortgage notes payable aggregating $776,659, $1,242,514 and $910,472 at December 31, 1998 and January 31, 1998 and 1997,
respectively. The proceeds of these mortgage loans was used to purchase certain properties. Amounts borrowed of $656,659 and $120,000 at December 31, 1998, bear interest at a rate of 8.25% and 8% per annum, respectively. Amounts borrowed of $831,659, $322,080, and $88,775 at January 31, 1998, bear interest at a rate of 9%, 8.5%, and 8% per annum, respectively. Amounts borrowed of $597,510 at January 31, 1997, bear interest at a rate of 8% per annum. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

Aggregate annual principal payments for the next three years are: 1999 - $260,000; 2000 - $140,000; 2001 - $376,659.

During the year ended January 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first mortgage lien in an amount not to exceed $1,400,000. The principal amount outstanding bears interest at a rate one-half of one percent (1/2%) in excess of the prime rate (7.75% at December 31, 1998) and matures on November 21, 2000. As of December 31, 1998, the outstanding balance related to this loan was $656,659. The loan was established for the funding of the Thornbury development.

During the year ended January 31, 1997, the Partnership entered into a construction loan agreement collateralized by a promissory note in an amount not to exceed $1,600,000. The note bears interest at the prime rate and matured on August 1, 1998. Outstanding balances were $-0- and $88,775 at December 31, 1998 and January 31, 1998, respectively. The loan was retired in the fourth quarter of 1998. The loan was established for the funding of the Fairfax Meadows development.

NOTE F - TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the partnership which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the eleven months ended December 31, 1998 and for the years ended January 31, 1998, 1997 and 1996 were $179,744, $236,014,
$357,122, and $853,097, respectively. The Partnership paid administrative fees of $431,513, $212,664 and $853,097 during the years ended January 31, 1998, 1997 and 1996, respectively.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE F - TRANSACTIONS WITH AFFILIATES (continued)

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross sales of the Partnership and the joint venture, Eaton Estate, as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the eleven months ended December 31, 1998 and for the years ended January 31, 1998, 1997 and 1996 were $467,929, $272,333, $580,304, and $449,754 respectively. The Partnership paid development fees of $556,792, $250,641 and $449,754, respectively, during the years ended January 31, 1998, 1997 and 1996, respectively.

In addition, real estate commissions equal to 3.5% of gross sales, payable to FC-Granite accrued for the eleven months ended December 31, 1998, and for the years ended January 31, 1998, 1997 and 1996, were $409,439, $238,291, $507,766 and $393,534, respectively. Real estate commissions paid during the years ended January 31, 1998, 1997 and 1996, were $487,194, $219,311 and $393,534, respectively.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000. Total fees of $55,000 were accrued for the year eleven months December 31, 1998 and total fees of $60,000 were accrued for each of the years ended January 31, 1998 and 1997.

In addition, the Partnership is to receive a commission equal to 1.67% of gross sales, as defined in the Amended and Restated Silver Canyon Partnership agreement, as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. Commissions of $504,182, $453,965, $192,588, and $98,759 were earned during the eleven months ended December 31, 1998, and for the years ended January 31, 1998, 1997 and 1996, respectively.

The Partnership has advanced $26,665,660 at December 31, 1998, $23,395,379 at January 31, 1998 and $20,710,431 at January 31, 1997 to the Silver Canyon Partnership (see Note H).

Interest earned on the advances were $2,327,615, $2,422,265, $2,058,260 and $1,883,707 for the eleven months ended December 31, 1998, and for the years ended January 31, 1998, 1997 and 1996 respectively, and was recorded as deferred income. During the eleven months ended December 31, 1998, and for the years ended January 31, 1998, 1997 and 1996, $1,508,044, $750,624, $644,104, and
$87,084 of the deferred income has been recognized as interest income.

FC-Granite purchased $9,000,000 of the Senior Notes and 9,000 of the warrants. As of January 31, 1995, FC-Granite sold $9,000,000 of the Senior Notes to other investors. During the year ended January 31, 1997, FC-Granite exercised the 9,000 warrants.

During the eleven months ended December 31, 1998, Sunrise loaned the Partnership $2,395,951 to fund additional development expenditures at the Silver Canyon project. Total interest of

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE F - TRANSACTIONS WITH AFFILIATES (continued)

$154,054 at a fixed rate of 10% has been accrued during the eleven months ended December 31, 1998.

During the eleven months ended December 31, 1998, Eaton Estate Partnership loaned the Partnership $2,580,890 to fund additional development expenditures at the Silver Canyon project. Total interest of $143,830 at a fixed rate of 10% has been accrued during the eleven months ended December 31, 1998.

Included in restricted cash equivalents and deposits at January 31, 1998 and 1997 is $481,287 and $3,124,950, respectively, which represents sales proceeds invested on behalf of Eaton Estate Partnership in short-term commercial paper. The funds, together with interest earned, were returned to the Eaton Estate Partnership during the eleven months ended December 31, 1998.

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

NOTE H - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Through January 30, 1996, the Partnership had a 55% interest in Silver Canyon Partnership. On January 30, 1996, the Partnership sold 21 2/3% of its Partnership interest in the Silver Canyon Partnership to ANC. Prior to the sale, the Partnership's investment in Silver Canyon Partnership at January 31, 1996 and 1995, was $2,147,055 and $1,808,461, respectively. Subsequent to the sale, the Partnership's investment in Silver Canyon Partnership at January 31, 1996 was $1,301,245. Pursuant to the Amended and Restated Partnership Agreement, subsequent to the sale the Partnership has a 33 1/3% interest in Silver Canyon Partnership. The Partnership's investment in Silver Canyon Partnership at December 31, 1998 and January 31, 1998 and 1997 was $4,740,318, $4,003,748 and
$2,929,217, respectively.

In addition, the Partnership has a 30% interest in Eaton Estate Partnership. The Partnership's investment in Eaton Estate Partnership at December 31, 1998, and January 31, 1998 and 1997, was $2,454,662, $2,546,597 and $2,332,049,
respectively. The Partnership has also received a distribution of $750,000 from Eaton Estates.

The Partnership has also advanced $26,665,660 at December 31, 1998, $23,395,379 at January 31, 1998 and $20,710,431 at January 31, 1997 to the
Silver Canyon Partnership. Pursuant to the Amended and Restated Partnership Agreement for the Silver Canyon Partnership, the

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE H - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

Partnership's original obligation to make loans to Silver Canyon Partnership was capped at $19,443,198. The agreement also provides that the Partnership is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Funds advanced to Silver Canyon Partnership as of January 31, 1996, bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (7.75% at December 31, 1998). Shown below is summarized financial information relative to the joint ventures, Silver Canyon Partnership and Eaton Estate Partnership.



                               December 31,     January 31,       January 31,
                                   1998            1998              1997
                             ---------------    ------------     -------------

Balance Sheet
-------------
Assets,     primarily          $  72,781,623     $65,400,486     $  63,987,341
 undeveloped land
Liabilities,     primarily        56,054,962     $49,499,560        49,202,632
 long-term debt              ---------------     -----------     -------------
Partners' equity                  16,726,661      15,900,926        14,784,709
Less:   Outside  partners'
equity                             9,532,331       9,350,581         9,523,443
                             ---------------     -----------     -------------
Investment in Joint            $   7,194,330     $ 6,550,345     $   5,261,266
  Ventures                   ===============     ===========     =============



Operating Results
-----------------
Revenues                           8,175,060       7,848,137         7,094,772
Expenses                           4,849,325       4,232,777         3,238,009
                             ---------------     -----------     -------------
Net Income                   $     3,325,735     $ 3,615,360     $   3,856,763
                             ===============     ===========     =============


For the eleven months ended December 31, 1998, the Silver Canyon Partnership generated income of $1,132,184 of which $735,920 has been recorded by the Partnership under the equity method. For the year ended January 31, 1998, the Silver Canyon Partnership generated income of $1,653,124, of which $1,074,531 has been recorded by the Partnership under the equity method. For the year ended January 31, 1997, the Silver Canyon Partnership income of $2,595,760, of which $1,627,972 has been recorded by the Partnership under the equity method.

For the year ended December 31, 1998, the Eaton Estate Partnership generated income of $2,193,551 of which $658,065 has been recorded by the Partnership under the equity method. For the year ended January 31, 1998, the Eaton Estate Partnership generated income of $1,962,236 primarily from the proceeds from sales of developed property offset by real estate taxes, commissions, interest and other miscellaneous expenses, of which $588,671, has been recorded by the Partnership under the equity method. For the year ended January 31, 1997, the Eaton Estate Partnership generated income of $1,261,003 of which $378,301 has been recorded by the Partnership under the equity method.

NOTE I - PARTICIPATION IN CASH FLOWS

Once the senior notes payable and partners' special units have been paid in full and the capital accounts of the general and limited partners have been repaid, FC-Granite will receive distributions of 25% of available cash, as defined. No amounts are due under the terms of this participation.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE J - LITIGATION

The Partnership is involved in two separate instances of litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages related to this litigation are approximately $400,000 at December 31, 1998, the Partnership has recorded an accrual of $100,000 relating to this litigation. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel of the Partnership have filed a motion for summary judgement and are awaiting the courts ruling.

The Partnership owns a 33.3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that Seven Hills homeowners do have a right to play on the golf course, providing they pay a greens fee of $300 per round. An additional hearing on damages has been scheduled for October, 1999. The owner of the golf course has filed a cross-claim against the Partnership, Silver Canyon, and the other entities in the damage claim. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners after the hearing on damages. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to continue to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance.

NOTE K - CHANGE IN YEAR END

In December 1998, the Partnership announced a change is fiscal year end. The change is effective with the Partnership's fourth fiscal quarter of 1998 which, under the old fiscal calendar, would have ended on January 31, 1999. Under the new fiscal calendar, the fourth fiscal quarter of 1998 ended on December 31, 1998. The change was made to be consistent with the existing tax year end of December 31.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


The following table presents certain financial information for the eleven months ended December 31, 1998 and 1997, respectively:

NOTE K - CHANGE IN YEAR END (continued)
                                                   Eleven  months ended
                                                        December 31,
                                            ----------------------------------
                                                1998                 1997
                                            -------------        -------------
                                                                   (unaudited)

 REVENUES
        Operating income                      $4,795,653          $3,694,333

  EXPENSES
        Interest                               3,953,210           3,823,488
        Fees, partners                         1,057,112             539,733
        Real estate taxes                         73,012             197,712
        Operating and other                      426,826             158,037
        Amortization                             453,595             627,151
                                            -------------        -------------
              Subtotal                         5,963,755           5,346,121
                                            -------------        -------------
  INCOME FROM JOINT VENTURES                   1,394,635             981,250
                                            -------------        -------------
  NET INCOME (LOSS)                           $  226,533         $  (670,538)
                                            =============        =============

NOTE L  -   RESTATEMENT OF THIRD QUARTER - UNAUDITED

The third quarter ended October 31, 1998 has been restated to reflect the correction of the computation of cost of sales in the Silver Canyon Partnership. This error was identified during the fourth quarter of 1998.

The restatement relates to the allocation of certain net development costs to land sales. These adjustments to cost of sales had the affect of reducing cost of sales and increasing net income for the third quarter of 1998 by $668,850.

The following table summarizes the impact to the amounts previously reported:

                                          UNAUDITED
                 ----------------------------------------------------------------
                    For the                       For the nine
                 three months      For the        months ended     For the nine
                     ended          three         October 31,      months ended
                  October 31,    months ended         1998         October 31,
                    1998 as      October 31,     as previously         1998
                  previously         1998           reported       as restated
                   reported      as restated
                 --------------  -------------   ---------------  ---------------

Total Partners'
  Equity         $(1,242,592)    $ (573,742)     $(1,670,703)     $(1,001,853)
Income from
  Joint Ventures $   (36,759)    $  632,091      $  (120,064)     $   548,786

Net Income       $(1,242,592)    $ (573,742)     $(2,842,101)     $(2,173,251)




REPORT OF INDEPENDENT ACCOUNTS

To the Partners of
Silver Canyon Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' equity and of cash flows present fairly, in all material respect, the financial position of Silver Canyon Partnership (A Nevada General Partnership) as of December 31, 1998, January 31, 1998, and January 31, 1997, and the results of its operations and its cash flows for the eleven month period ended December 31, 1998, and for each of the years ended January 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.








                                               /S/ PricewaterhouseCoopers, LLP
                                               -------------------------------
                                                   PricewaterhouseCoopers, LLP














Cleveland, Ohio
March 31, 1999


                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                                 BALANCE SHEETS

                                                   December 31,   January 31,  January 31,
                                                   -------------  ------------ -------------
                                                       1998          1998          1997
                                                   -------------  ------------ -------------

ASSETS

LAND                                               $ 14,230,638   $18,354,050  $ 21,202,006
LAND IMPROVEMENTS                                    44,505,628    32,650,268    30,007,910
                                                   -------------  ------------ -------------
                                                     58,736,266    51,004,318    51,209,916

RESTRICTED CASH                                         157,111     1,465,311       189,666

MORTGAGE NOTES RECEIVABLE                               963,032       963,032       963,032

OTHER ASSETS
Mortgage procurement costs, net of accumulated
 amortization of  $442,793 at December 31, 1998,
 $387,328 at January 31, 1998 and $220,931 at
 January 31, 1997                                             -        55,465       221,862
Organization costs, net of accumulated amortization
 amortization of  $144,577 at December 31, 1998,
 $110,366 at January 31, 1998 and $73,312
 January 31, 1997                                        49,159        93,817       152,850
Fixed assets, net of accumulated depreciation
 of $10,973 at December 31, 1998, $8,738
 at January 31, 1998 and $6,096 at January 31, 1997       3,362         5,597         8,239
Cash                                                    974,322     1,604,418       302,081
Accounts receivable                                   3,208,392             -             -
Funds in escrow                                         583,218     1,002,007     1,311,087
Other assets                                                  -       143,756       137,689
                                                   -------------  ------------ -------------
                                                      4,818,453     2,905,060     2,133,808
                                                   -------------  ------------ -------------

                                                    $64,674,862   $ 56,337,721 $ 54,496,422
                                                   =============  ============ =============




See notes to financial statements.


                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                           BALANCE SHEETS (continued)


                                     December 31,   January 31,    January 31,
                                     -------------  -------------  ------------
                                         1998           1998          1997
                                     -------------  -------------  ------------

LIABILITIES AND
PARTNERS' EQUITY

LOAN PAYABLE - GMAC                     $ 350,972    $ 5,751,820   $14,672,880
LOAN PAYABLE - GRANITE                 26,665,660     23,395,379    20,710,431
LOAN PAYABLE - ANC                      5,476,514      3,427,393     2,140,336

OTHER LIABILITIES
Accounts payable, trade                 5,331,990      3,767,765     3,290,935
Accounts payable, management fee          205,000        150,000       326,667
Accrued interest payable               10,254,842      7,559,778     5,099,891
Accrued development fees, partners      2,557,055      1,484,805       666,013
Accrued commissions                             -              -        78,109
Accrued expenses                                -              -       107,960
Accrued salaries                          132,946        132,946       211,551
Accrued real estate taxes                   4,123              -        33,063
Deposits                                4,180,866      1,936,125       430,000
Deferred income                           400,000        750,000       400,000
                                     -------------  -------------  ------------
                                       23,066,822     15,781,419    10,644,189

ADVANCE TO PARTNER                       (580,000)      (580,000)     (580,000)
PARTNERS' EQUITY                        9,693,894      8,561,710     6,908,586
                                     -------------  -------------  ------------
                                        9,113,894      7,981,710     6,328,586
                                     -------------  -------------  ------------

                                     $ 64,673,862   $ 56,337,721   $ 54,496,422
                                     =============  =============  ============




See notes to financial statements.



                           SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                            STATEMENTS OF OPERATIONS


                                    For the 11 months For the year   For the year   For the year
                                           ended         ended          ended          ended
                                        December 31,  January 31,    January 31,    January 31,
                                           1998           1998           1997          1996
                                        ------------  -------------  -------------  ------------

REVENUES
Sales of developed property             $31,791,859   $ 23,911,279   $ 15,028,556   $ 2,941,692
Grading revenue                                   -              -        210,426        87,637
Cost of sales                           (26,599,980)   (18,957,867)   (10,693,499)   (1,768,314)
                                        ------------  -------------  -------------  ------------
                                          5,191,879      4,953,412      4,545,483     1,261,015

Other                                       (46,778)       194,290        180,373       132,033
                                        ------------  -------------  -------------  ------------
                                          5,145,101      5,147,702      4,725,856     1,393,048
                                        ------------  -------------  -------------  ------------
EXPENSES
Interest expense                                  -              -              -           221
Fees, partners                              110,000        120,000        120,000        75,000
Commissions                               2,909,047      2,546,330      1,054,765       126,976
Salaries and benefits                             -              -         78,605        35,893
Legal and professional                      410,404         72,126        132,131        95,842
Travel and entertainment                     36,303         53,679         56,398       106,703
Operating and other                         455,252        496,351        502,164       231,215
Depreciation and amortization                91,911        206,092        186,033       105,573
                                        ------------  -------------  -------------  ------------
                                          4,012,917      3,494,578      2,130,096       777,423
                                        ------------  -------------  -------------  ------------

NET INCOME                              $ 1,132,184    $ 1,653,124    $ 2,595,760     $ 615,625
                                        ============  =============  =============  ============



See notes to financial statements.



                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                              Granite
                                               Silver
                                 Silver     Development     American
                                 Canyon      Partners,       Nevada
                               Corporation      L.P.       Corporation      Total
                               -----------  -------------  ------------  ------------

Balance at January 31, 1995    $1,888,740    $ 1,808,461    $        -   $ 3,697,201

Net income                        277,031        338,594             -       615,625
                               -----------  -------------  ------------  ------------

Subtotal                        2,165,771      2,147,055             -     4,312,826

Purchase of partnership
interest by ANC                  (561,496)      (845,810)    1,407,306             -
                               -----------  -------------  ------------  ------------

Subtotal                        1,604,275      1,301,245     1,407,306     4,312,826

Advance to Partner               (580,000)             -             -      (580,000)
                               -----------  -------------  ------------  ------------

Balance at January 31, 1996     1,024,275      1,301,245     1,407,306     3,732,826

Net income                        905,397      1,627,972        62,391     2,595,760
                               -----------  -------------  ------------  ------------

Balance at January 31, 1997     1,929,672      2,929,217     1,469,697     6,328,586

Net income                        578,593      1,074,531             -     1,653,124
                               -----------  -------------  ------------  ------------

Balance at January 31, 1998     2,508,265      4,003,748     1,469,697     7,981,710

Net income for the eleven months  396,264        735,920             -     1,132,184
                               -----------  -------------  ------------  ------------

Balance at December 31, 1998   $2,904,529    $ 4,739,668   $ 1,469,697   $ 9,113,894
                               ===========  =============  ============  ============






See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                            STATEMENTS OF CASH FLOW


                                          For the 11 months  For the year For the year For the year
                                                  ended         ended        ended       ended
                                                December 31,  January 31,   January 31, January 31,
                                                  1998           1998         1997        1996
                                                 ----------  ------------  ----------  ----------

Cash Flow from Operating Activities
Net income                                     $1,132,184   $1,653,124   $2,595,760     $615,625
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization                      91,911       206,092     186,033      105,573
Write off of organization costs                    10,447        21,980      28,988            -
Changes in operating assets and liabilities:
(Increase) decrease in land and land
 improvements                                  (7,730,948)      205,598    (143,831) (15,537,736)
Decrease (increase) in mortgage notes receivable        -             -     574,749   (1,537,781)
Decrease (increase) in restricted cash          1,308,200    (1,275,645)     30,269     (219,935)
Increase in accounts receivable                (3,208,392)            -           -            -
Increase in organization costs                          -             -           -      (64,623)
Decrease in accounts receivable                         -             -           -       43,048
Decrease (increase) in funds in escrow            418,789       309,080    (641,087)    (670,000)
Decrease (increase) in other assets               143,756        (6,067)    (89,305)     (46,198)
Increase (decrease) in accounts
 payable - trade                                1,564,225       476,830   1,842,905   (2,442,159)
Increase (decrease) in accounts
 payable - management fee                          55,000      (176,667)    326,667      (81,250)
Increase in accrued interest                    2,695,064     2,459,887   2,165,975    2,033,293
Increase (decrease) in accrued
 development fees, partners                     1,072,250       818,792     666,013     (402,133)
(Decrease) increase in accrued commissions              -       (78,109)     78,109            -
(Decrease) increase in accrued expenses                 -      (107,960)    107,960            -
(Decrease) increase in accrued salaries                 -       (78,605)     78,605      132,946
Increase (decrease) in accrued real estate taxes    4,123       (33,063)    (36,161)     (87,188)
Increase (decrease) in deposits                 2,244,741     1,506,125    (175,000)     605,000
(Decrease) increase in deferred income           (350,000)      350,000     400,000            -
                                                ----------  ------------  ----------  ----------

Net cash provided by (used in)
 operating activities                            (548,650)    6,251,392   7,996,649   (17,553,518)
                                                ----------  ------------  ----------  ----------

Cash Flow from Financing Activities:
Repayment of mortgage loans payable                     -             -           -   (10,071,290)
Repayment of notes payable                              -             -           -    (3,191,074)
Proceeds from loan payable - GMAC              13,400,345    13,020,447  12,849,355    24,185,691
Repayment of loan payable - GMAC              (18,801,193)  (21,941,507)(22,362,166)            -
Proceeds from loan payable - GRANITE            3,270,281     2,684,948   1,267,233     6,058,962
Proceeds from loan payable - ANC                2,049,121     1,287,057     490,336     1,650,000
Increase in mortgage procurement costs                  -             -    (112,793)     (330,000)
Advance to partner                                      -             -           -      (580,000)
                                                ----------  ------------  ----------    ----------

Net cash (used in) provided by financing
 activities                                       (81,446)   (4,949,055)  (7,868,035)  17,722,289

Increase in cash                                 (630,096)    1,302,337     128,614       168,771
Cash at beginning of the period                 1,604,418       302,081     173,467         4,696
                                                ----------  ------------  ----------    ----------
Cash at end of the period                       $ 974,322   $ 1,604,418   $ 302,081     $ 173,467
                                                ==========  ============  ==========    ==========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
 Interest                                        $666,318    $1,460,278  $2,345,627    $1,778,518
 Real estate taxes                               $343,680      $178,847    $166,876      $248,445

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

Restricted Cash
---------------
Pursuant  to the loan  agreement  with  General  Motors  Acceptance  Corporation
Residential  Funding  Corporation   ("GMAC"),  a  restricted  cash  account  was
established to pay qualified project expenditures as determined by GMAC.

Mortgage Procurement Costs
--------------------------
Mortgage procurement costs are being amortized over the life of the debt.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES (continued)

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

Change in Fiscal Year End
-------------------------
In December 1998, the Partnership announced a change is fiscal year end. The change is effective with the Partnership's fourth fiscal quarter of 1998 which, under the old fiscal calendar, would have ended on January 31, 1999. Under the new fiscal calendar, the fourth fiscal quarter of 1998 ended on December 31, 1998. The change was made to be consistent with the existing tax year end of December 31.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE B -  LOAN PAYABLE - GMAC

The Partnership entered into a loan agreement with GMAC, to fund development expenditures of the property. GMAC has agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount not to exceed $30,000,000. The loan bears interest at one and three-fourths percent above the prime rate (7.75% at December 31, 1998). Interest on the outstanding principal balance is due and payable monthly in arrears. The loan was due on June 7, 1998.

The loan was extended to September 15, 1998. The Partnership has an agreement with Residential Funding Corporation to postpone the final payment of the balance due until new financing is secured. The outstanding balance due as of December 31, 1998 was $350,972. In January, 1999, the Partnership obtained new financing from Ohio Savings Bank of Cleveland, Ohio (OSB). OSB has agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount not to exceed $12,000,000. The loan bears interest at 1% above prime rate (7.75% at December 31, 1998). Effective January 28, 1999, the Partnership refinanced the loan. (See Note F).

NOTE C -  TRANSACTIONS WITH AFFILIATES

Granite, SCC, and ANC are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

Pursuant to the Amended and Restated Silver Canyon Partnership Agreement, Granite is to receive a monthly administrative fee in the amount of $5,000 per month. Total fees of $55,000 were accrued for the eleven months ended December 31, 1998 and total fees of $60,000 were accrued for each of the years ended January 31, 1998 and January 31, 1997.

Granite was paid a monthly administrative fee of $6,250 as compensation for its services in administering the business of the Partnership through January 31, 1996. Total administrative fees incurred and paid for the year ended January 31, 1996 were $75,000.

Pursuant to the Amended and Restated Silver Canyon Partnership agreement, SCC is to receive a monthly fee of $5,000 per month for the coordination of the construction and operation of the golf course. Total fees of $55,000 were accrued for the eleven months ended December 31, 1998 and total fees of $60,000 were accrued for each of the years ended January 31, 1998 and January 31, 1997.

Pursuant to the Amended and Restated Partnership Agreement, as of January 31, 1996, American Nevada Corporation ("ANC") will be paid a fee equal to 4% of all project costs, as defined, incurred on behalf of the Partnership, as compensation for its services in managing the development of the Partnership Properties. Total development fees incurred for the eleven months ended December 31, 1998, and the years ended January 31, 1998 and January 31, 1997 were $2,382,055, $1,364,805, and $606,013 respectively.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE C -  TRANSACTIONS WITH AFFILIATES (continued)

Development fees incurred are capitalized to land held for development and written off through cost of sales as sales of developed properties occur.

In addition, ANC shall be paid a fee equal to 4.5% of gross production sales and 6.5% of gross estate sales as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. Total fees earned and paid to ANC for the eleven months ended December 31, 1998, and the years January 31, 1998 and January 31, 1997 were $1,531,546, $1,317,755 and
$695,337, respectively. Also, in consideration of substantial pre-marketing activities undertaken by SCC and other marketing activities performed by Granite, each is to be paid a marketing fee of one percent of gross sales. For the eleven months ended December 31, 1998, marketing fees earned by and paid to SCC and Granite were $353,890 and $504,182, respectively. For the year ended January 31, 1998, marketing fees earned by and paid to SCC and Granite were $361,541 and $453,965, respectively. For the year ended January 31, 1997, marketing fees earned and paid to SCC and Granite were $166,840 and $192,588, respectively.

Granite has advanced $26,665,660 at December 31, 1998, $23,395,379 at January 31, 1998 and $20,710,431 at January 31, 1997 to the Partnership. Pursuant to the Amended and Restated Partnership Agreement for the Silver Canyon Partnership, Granite's original obligation to make loans to Silver Canyon Partnership was capped at the current level of funding at January 31, 1996. The agreement also provides that Granite is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Pursuant to the agreement, Granite loaned the Partnership an additional $3,270,280, $2,684,948 and $1,267,233 during the eleven months ended December 31, 1998, and the years ended January 31, 1998 and 1997, respectively. Funds advanced to Silver Canyon Partnership as of January 31, 1996, bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (7.75% at December 31, 1998). In accordance with the Amended and Restated Partnership Agreement, the loans have no maturity date and will be repaid through the distribution of cash flow. Total interest incurred on the loans amounted to $2,327,615, $2,239,532, $2,058,260, and $1,883,707 for the eleven months ended
December 31, 1998 and the years ended January 31, 1998, 1997, and 1996, respectively.

On September 28, 1998, Silver Canyon Partnership issued a Capital Call to its three partners in the amount of $552,095 each. One of the partners, Silver Canyon Corporation, failed to pay its Capital Call of $552,095 and was therefore in default. Pursuant to the terms of the Partnership Agreement, each of the other two partners, Granite Silver Development Partner, L.P. ("Granite") and American Nevada Seven Hills Limited Partnership ("ANC") elected to make "Shortfall Loans", each in the amount of $276,047 to the partnership. Such loans bear interest at the rate of 25% per annum and are payable from all distributions, fees or compensation which may otherwise be due to the defaulting partner.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE C -  TRANSACTIONS WITH AFFILIATES (continued)

Pursuant to the Amended and Restated Partnership Agreement, the Partnership advanced to SCC $580,000 on January 31, 1996. The advance is non-interest bearing and will be repaid from future cash flow distributions. Accordingly, the advance has been reflected as a reduction of the partners' equity.

In addition, pursuant to the Amended and Restated Partnership Agreement, ANC loaned to the Partnership $1,650,000 as of January 31, 1996. The loan bears interest at one and three-fourths percent above the prime rate and will be repaid through the distribution of cash flow. The agreement also provides that ANC is to provide up to one-third of $9,000,000 as additional loans as funds are required. Pursuant to the agreement, ANC loaned the Partnership an additional $2,049,121, $1,287,057 and $490,336 during the years ended December 31, 1998 and, January 31, 1998 and 1997, respectively.

NOTE D -  CAPITALIZED INTEREST AND REAL ESTATE TAXES

 Interest expense and real estate tax expense allocated to land held for development is capitalized. For the eleven months ended December 31, 1998, and for the years ended January 31, 1998 and 1997, total interest charges were $3,397,733, $3,920,165 and $4,511,602 of which $3,397,733, $3,920,165 and
 $4,511,60 were capitalized respectively . For the eleven months ended December 31, 1998 and for the years ended January 31, 1998 and 1997, total real estate taxes were $347,803, $145,784 and $104,601, respectively, of which $347,803, was capitalized at December 31, 1998, $145,784 was capitalized at January 31, 1998 and $104,601 was capitalized at January 31, 1997.

NOTE E -  LITIGATION

In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Partnership, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that Seven Hills homeowners do have a right to play on the golf course, providing they pay a greens fee of $300 per round. An additional hearing on damages has been scheduled for October, 1999. The owner of the golf course has filed a cross-claim against the Partnership, Silver Canyon, and the other entities in the damage claim. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to continue to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE F - CHANGE IN YEAR END

In December 1998, the Partnership announced a change is fiscal year end. The change is effective with the Partnership's fourth fiscal quarter of 1998 which, under the old fiscal calendar, would have ended on January 31, 1999. Under the new fiscal calendar, the fourth fiscal quarter of 1998 ended on December 31, 1998. The change was made to be consistent with the existing tax year end of December 31.

The following table presents certain financial information for the eleven months ended December 31, 1998 and 1997, respectively:


                                                     Eleven months ended
                                                        December 31,
                                            ----------------------------------
                                                1998                 1997
                                            -------------         ------------
                                                                   (unaudited)

  REVENUES
        Operating income                      $5,145,101           $4,952,437

  EXPENSES
        Fees, partners                           110,000              110,000
        Commissions                            2,909,047            2,381,683
        Legal and professional                   410,404               33,406
        Travel and entertainment                  36,303               50,636
        Operating and other                      455,252              456,277
        Depreciation and amortization             91,911              188,875
                                            -------------         ------------
              Subtotal                         4,012,917            3,220,877
                                            -------------         ------------
  NET INCOME                                  $1,132,184           $1,731,560
                                            =============         ============


NOTE G - ACCOUNTS RECEIVABLE

On December 31, 1998, two land sales took place which resulted in an increase in accounts receivable. Net proceeds from one of the land sales were remitted to GMAC, resulting in an overpayment to GMAC of $2,208,392. The funds were returned to the Partnership on January 15, 1999. The other transaction involves a $1,000,000 land sale receivable which is due to the Partnership by July, 1999.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE H - SUBSEQUENT EVENT

On January 28, 1999, the Partnership entered into a Development Loan agreement with Ohio Savings Bank of Cleveland (OSB). The loan, which is to be in the form of a revolving line of credit, is not to exceed the maximum principal amount of twelve million dollars and the maximum loan proceeds disbursed during the term of the loan shall not exceed $35,858,758. Amounts borrowed bear interest at a rate of one percent above the prime rate. The loan will mature on January 28, 2001. The loan agreement contains two debt service coverage ratios, which requires the Partnership to maintain a certain level of net worth. Had the loan agreement been outstanding at December 31, 1998, the Partnership would have been in compliance with the covenants. This development loan replaces the GMAC loan which was paid off in full on January 6, 1999.

Item 9. Changes in and  Disagreements  with  Accountants  on  Accounting  and
            Financial Disclosure
-----------------------------------------------------------------------------

       None



                                    PART III

Item 10.  Directors  and  Executive  Officers of the  General  Partner of the
            Registrant
-------------------------------------------------------------------------------
      The following table sets forth the names of the officers and directors of the General Partner:

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

      Robert F. Monchein, age 54, is the President of the General Partner and Sunrise. Mr. Monchein joined Forest City in 1979 and assumed the office of President of Sunrise in 1983.

      Samuel H. Miller, age 77, is the Vice President of the General Partner and Sunrise. Mr. Miller is also a director of the General Partner and Sunrise. Mr. Miller joined Forest City in 1945 and assumed the office of Vice President of Sunrise in 1986.

      Thomas G. Smith, age 58, is the Secretary of the General Partner. Mr. Smith joined Forest City in 1985 as Senior Vice President and Chief Financial Officer.

      Nathan Shafran, age 85, is the Treasurer of the General Partner. Mr. Shafran joined Forest City in 1939 and is currently Vice Chairman of the Board of Directors.

      Albert B. Ratner, age 71, is a Director of the General Partner and Sunrise. Mr. Ratner joined Forest City in 1951 and has served as Chief Executive Officer and Vice Chairman of the Board since 1993. Mr. Ratner is also a director of American Greetings Corporation.

      Charles A. Ratner, age 57, is a Director of the General Partner. Mr. Ratner joined Forest City in 1966 and has served as its President and Chief Operating Officer since 1993.

Item 11.  Executive Compensation
--------------------------------
      The officers and directors of the General Partner are neither employed by nor compensated by the Partnership. All compensation paid to affiliates of the General Partner are defined in a management agreement between the Partnership and Sunrise Land Company, an affiliate of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
            None

Item 13.  Certain Relationship and Related Transactions
-------------------------------------------------------
      There are certain family relationship among the executive officers of Forest City, Sunrise and the General Partner. Charles A. Ratner is the brother of James A. Ratner and Ronald A. Ratner, and the cousin of Albert B.
Ratner.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a) (1) The following financial statements of Granite Development Partners, L.P. and the report of the independent accountants are included in Part II, Item 8:

            Report of Independent Accountants

            Financial Statements:

                  Balance Sheets - December 31, 1998, January 31, 1998 and 1997. Statements of Operations for the eleven months ended December 31, 1998, and for the years ended January 31, 1998, 1997, and 1996. Statements of Changes in Partners' Deficit for the eleven months ended December 31, 1998 and for the years ended January 31, 1998, 1997, and 1996. Statements of Cash Flows for the eleven months ended December 31, 1998 and for the years ended January 31, 1998, 1997, and 1996. Notes to the Financial Statements

(a) (2) The following financial statements of Silver Canyon Partnership and the report of the independent accountants are included:

            Report of Independent Accountants

Item 14. Exhibits,  Financial Statements  Schedules,  and Reports on Form 8-K
            (continued)

            Financial Statements:

                  Balance Sheets - December 31, 1998 and January 31, 1998 and 1997. Statements of Operations for the eleven months ended December 31, 1998 and for the years ended January 31, 1998, 1997, and 1996. Statements of Changes in Partners' Equity for the eleven months ended December 31, 1998 and for the years ended January 31, 1998, 1997, and 1996. Statements of Cash Flows for the eleven months ended December 31, 1998 and for the years ended January 31, 1998, 1997, and 1996. Notes to Financial Statements.

(a) (3) The following financial statement schedules are included in Part IV, Item 14(d):

            Schedule III - Real Estate and Accumulated Depreciation

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

(b)          Reports on Form 8-K

            A current report on Form 8-K dated December 16, 1998, was filed to report the company's change is fiscal year-end.

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

DATE:      March 31, 1999           /s/ Robert F. Monchein
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


Principal Executive Officer:  President, FC-Granite, Inc.   Date: March 31, 1999
/s/ Robert F. Monchein        the general partner of Granite
---------------------------    Development Partners, L.P.
Robert F. Monchein

Principal Financial and       Controller, FC-Granite, Inc., Date: March 31, 1999
Accounting Officer            the general partner of Granite
/s/ Mark A. Ternes             Development Partners, L.P.
------------------
Mark A. Ternes

/s/ Samuel H. Miller          Vice President, Director      Date: March 31, 1999
--------------------
Samuel H. Miller

/s/ Thomas G. Smith           Secretary                     Date: March 31, 1999
-------------------
Thomas G. Smith

/s/ Nathan Shafran            Treasurer                     Date: March 31, 1999
------------------
Nathan Shafran

                              Director                      Date: March 31, 1999
--------------------
Albert B. Ratner

                              Director                      Date: March 31, 1999
---------------------
Charles A. Ratner

                       Granite Development Partners, L.P.
                       Schedule I I I - Real Estate Owned
                                                                                                         Cost capitalized
                                                   Amount of                Initial cost               subsequent to acquisition
                                                  encumbrance                to Company               ---------------------------
                                                at December 31,      ----------------------------                        Carrying
Description of property                              1998                Land        Improvements     Improvements        Costs
-----------------------                         ---------------      ------------    ------------     ---------------------------

Undeveloped land, North Miami Beach, Florida        $         -       $ 9,712,620                               $ -
Developed and undeveloped land, Kirtland and
Kirtland Hills, Ohio                                                    1,660,876                                 -
Undeveloped commercial land, Strongsville, Ohio                           617,957                             5,590
Undeveloped commercial land, Parma, Ohio                                  554,664                             4,026
Undeveloped land, Middleburg Heights, Ohio                                718,683                                 -
Undeveloped land, North Royalton, Ohio                                    232,049                           239,512
Undeveloped land, Solon, Ohio                           656,659           464,825                           656,218
Undeveloped commercial land, North Olmsted, Ohio                          305,923                            24,091
Developed land, North Royalton, Ohio                                      160,397                               660
Undeveloped land, Twinsburg, Ohio                                       1,179,875                           234,085
Undeveloped land, Olmsted Falls, Ohio                                   1,102,526                                 -
Undeveloped land, Newbury Township, Ohio                                  460,842                           117,854
Undeveloped land, Medina, Ohio                           120,000           42,545                           149,237
Undeveloped land, Medina, Ohio                                            131,382                                 -
Senior Notes Payable                                  36,000,000                -
                                               ------------------    -------------   -------------    --------------   ------------
                                                    $ 36,776,659     $ 17,345,164             $ -       $ 1,431,273            $ -
                                               ==================    =============   =============    ==============   ============


                                                                 Gross amount at which
                                                                  carried at close of
                                                                   December 31, 1998
                                                    ---------------------------------------------
Description of property                              Land            Improvements     Total (A)
-----------------------                             ------------     ------------     -----------
Undeveloped land, North Miami Beach, Florida                 $ -              $ -             $ -
Developed and undeveloped land, Kirtland and
Kirtland Hills, Ohio                                           -                -               -
Undeveloped commercial land, Strongsville, Ohio           34,653            5,590          40,243
Undeveloped commercial land, Parma, Ohio                  51,216            4,026          55,242
Undeveloped land, Middleburg Heights, Ohio                     -                -               -
Undeveloped land, North Royalton, Ohio                    60,893          239,512         300,405
Undeveloped land, Solon, Ohio                            549,317          656,218       1,205,535
Undeveloped commercial land, North Olmsted, Ohio          76,148           24,091         100,239
Developed land, North Royalton, Ohio                      65,671              660          66,331
Undeveloped land, Twinsburg, Ohio                        311,946          234,085         546,031
Undeveloped land, Olmsted Falls, Ohio                          -          117,854               -
Undeveloped land, Newbury Township, Ohio                 143,222          149,237         261,076
Undeveloped land, Medina, Ohio                           479,514                -         628,751
Undeveloped land, Medina, Ohio                                 -                -               -
Senior Notes Payable                                                                            -
                                               ------------------    -------------   -------------
                                                     $ 1,772,580      $ 1,431,273     $ 3,203,853
                                               ==================    =============   =============

(A)  Land held by the unconsolidated joint ventures, included in Note H to the financial statements, also encumbered by the senior notes payable totals $14,469,704.
(B)  Reconciliations of total real estate carrying value are as follows:


                                                   December 31,       January 31,
                                                       1998               1998
                                               ------------------    -------------
Balance at beginning of period                       $ 6,360,771      $ 6,948,665
Additions during period -
 Improvements                                          2,673,290        2,994,636
Other acquisition                                              -                -
                                               ------------------    -------------
                                                       9,034,061        9,943,301
Deductions during period -
 Cost of real estate sold                             (5,830,208)      (3,582,530)

                                               ------------------    -------------
Balance at end of period                             $ 3,203,853      $ 6,360,771
                                               ==================    =============

                            Silver Canyon Partnership
                       Schedule I I I - Real Estate Owned


                                               Amount of                Initial cost                    Cost capitalized
                                              encumbrance                to Company                  subsequent to acquisition
                                              at December 31,   -------------------------------    ------------------------------
Description of property                          1998                Land          Improvements      Improvements  Carrying Costs
-----------------------                     ----------------    ---------------  --------------    --------------  --------------

Developed land, Henderson, Nevada                 $ 350,972       $ 23,323,784                      $ 44,505,628

                                            ----------------    ---------------  --------------    --------------   -------------
                                                  $ 350,972       $ 23,323,784             $ -      $ 44,505,628             $ -
                                            ================    ===============  ==============    ==============   =============


                                                             Gross amount at which
                                                              carried at close of
                                                               December 31, 1998
                                            ---------------------------------------------------
Description of property                          Land             Improvements     Total (A)
-----------------------                     ----------------    ---------------  --------------

Developed land, Henderson, Nevada              $ 14,230,638       $ 44,505,628    $ 58,736,266

                                            ----------------    ---------------  --------------
                                               $ 14,230,638       $ 44,505,628    $ 58,736,266
                                            ================    ===============  ==============


(A)  Reconciliations of total real estate carrying value are as follows:

                                               December 31,      January 31,
                                                 1998                1998
                                            ----------------    ---------------
Balance at beginning of period                 $ 51,004,318       $ 51,209,916
Additions during period -
Improvements                                     32,701,498         16,803,009
Other acquisition                                         -                  -
                                            ----------------    ---------------
                                                 83,705,816         68,012,925
Deductions during period -
Cost of real estate sold                        (24,969,550)       (17,008,607)
                                            ----------------    ---------------
Balance at end of period                       $ 58,736,266       $ 51,004,318
                                            ================    ===============