Form 10-Q/A
period 1998-10-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1999-04-12
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

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


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS


                                                  October 31,        January 31,
                                                      1998              1998
                                                 ---------------   ----------------
                                                   (Unaudited)
                                                    (Restated)

ASSETS
------
LAND                                                $ 2,584,458        $ 3,081,890
LAND IMPROVEMENTS                                     3,341,361          3,278,881
                                                 ---------------   ----------------
                                                      5,925,819          6,360,771

RESTRICTED CASH EQUIVALENTS                                   -            481,287

MORTGAGE NOTES RECEIVABLE                             2,478,070          3,149,565

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                                     32,541,184         29,748,165

OTHER ASSETS
Mortgage procurement costs, net of accumulated
amortization of $2,243,601 at October 31, 1998
and $1,906,318 at January 31, 1998                       37,001            374,284

Organization costs, net of accumulated amortization
of $751,933 at October 31, 1998 and $672,621 at
at January 31, 1998                                           -             79,312

Cash                                                    573,870            224,158

Interest receivable                                   9,086,472          7,397,262

Other                                                    25,500             80,500

Administrative fee receivable                           165,000            120,000
                                                 ---------------   ----------------
                                                      9,887,843          8,275,516
                                                 ---------------   ----------------

                                                   $ 50,832,916       $ 48,015,304
                                                 ===============   ================



                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                          BALANCE SHEETS - (continued)


                                           October 31, 1998    January 31, 1998
                                           ----------------    ----------------
                                             (Unaudited)
                                             (Restated)

LIABILITIES, PARTNERS' SPECIAL
UNITS & PARTNERS' DEFICIT
------------------------------
SENIOR NOTES PAYABLE                          $ 36,000,000        $ 36,000,000
MORTGAGE NOTES PAYABLE                             811,447           1,242,514
LOAN PAYABLE - AFFILIATES                        3,772,783           1,114,400
OTHER LIABILITIES
          Accounts payable                         767,969             463,373
          Accrued fees, partners                   748,259             207,145
          Accrued interest                       2,127,992             975,845
          Accrued real estate taxes                190,082             143,899
          Deposits                                 257,767             819,077
          Deferred income                        7,158,470           5,877,653
                                           ----------------    ----------------
                                                11,250,539           8,486,992

PARTNERS' EQUITY (DEFICIT)

          Partners' special units                9,000,000           9,000,000
          Partners' deficit                    (10,001,853)         (7,828,602)
                                           ----------------    ----------------
                                                (1,001,853)          1,171,398
                                           ----------------    ----------------

                                              $ 50,832,916        $ 48,015,304
                                           ================    ================



                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         Three Months Ended           Nine Months Ended
                                             October 31,                  October 31,
                                     ---------------------------  -----------------------------
                                        1998           1997           1998            1997
                                     ------------   ------------  -------------    ------------
                                      (Restated)                   (Restated)

REVENUES
          Sales of developed property  $ 775,500    $ 1,165,792    $ 3,152,520     $ 2,787,289
          Cost of sales                 (705,377)      (607,478)    (2,262,447)     (1,641,741)
                                     ------------   ------------  -------------    ------------
                                          70,123        558,314        890,073       1,145,548

          Interest                       (78,302)        25,000        176,482         507,146
          Commission                     183,194         65,619        312,546         119,896
          Other                          218,468         40,458        378,826         109,302
                                     ------------   ------------  -------------    ------------
                                         393,483        689,391      1,757,927       1,881,892
                                     ------------   ------------  -------------    ------------

EXPENSES
          Interest                     1,114,214      1,102,508      3,197,334       3,144,689
          Fees, partners                 270,633        145,010        541,114         419,068
          Real estate taxes               43,217         43,351        136,055         131,761
          Operating and other             60,252         15,816        188,867          70,202
          Amortization                   111,000        165,136        416,594         523,752
                                     ------------   ------------  -------------    ------------
                                       1,599,316      1,471,821      4,479,964       4,289,472
                                     ------------   ------------  -------------    ------------
                                      (1,205,833)      (782,430)    (2,722,037)     (2,407,580)

Income from joint ventures               632,091        797,603        548,786       1,105,454
                                     ------------   ------------  -------------    ------------

NET LOSS                             $  (573,742)     $  15,173   $ (2,173,251)    $(1,302,126)
                                     ============   ============  =============    ============




                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                Sunrise     FC-Granite       Limited
                               Land Co.        Inc.         Partners        Total
                               ----------  --------------  ------------  -------------

Balance at January 31, 1995    $ (38,932)   $ (9,178,564)  $         -   $ (9,217,496)

Net loss                          (1,585)       (156,902)            -       (158,487)
                               ----------  --------------  ------------  -------------

Balance at January 31, 1996      (40,517)     (9,335,466)            -     (9,375,983)

Capital contribution-
exercise of warrants                   -               -     3,999,960      3,999,960

Withdrawal of original
limited partner                   40,517         (40,517)            -              -

Distribution of interest on
special units                          -      (1,914,202)            -     (1,914,202)

Net income                             -         966,815             -        966,815
                               ----------  --------------  ------------  -------------

Balance at January 31, 1997            -     (10,323,370)    3,999,960     (6,323,410)

Distribution of interest on
special units                          -      (1,147,980)            -     (1,147,980)

Net loss                               -         (89,303)     (267,909)      (357,212)
                               ----------  --------------  ------------  -------------

Balance at January 31, 1998            -     (11,560,653)    3,732,051     (7,828,602)

Net loss for the nine months
ended October 31, 1998
(unaudited)(restated)                  -        (543,313)   (1,629,938)    (2,173,251)
                               ----------  --------------  ------------  -------------

Balance at October  31, 1998
(unaudited)(restated)          $       -   $ (12,103,966)  $ 2,102,113   $(10,001,853)
                               ==========  ==============  ============  =============



                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                 October 31,
                                                       -------------------------------
                                                          1998                1997
                                                       -----------        ------------
                                                        (Restated)

Cash Flow from Operating Activities:
Net loss                                               $(2,173,251)       $ (1,302,126)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
 Amortization                                              416,595             523,752
 Income from joint ventures                               (548,786)         (1,105,454)
Changes in operating assets and liabilities:
 Decrease (increase) in land and land improvements         434,952             (43,745)
 Decrease in restricted cash equivalents                   481,287           3,182,969
 Decrease in mortgage notes receivable                     671,495           2,591,487
 Increase in interest receivable                        (1,689,210)         (1,650,511)
 Decrease (increase) in other assets                        55,000             (25,500)
 Decrease in commission receivable                               -              17,392
 Increase in administration fee receivable                 (45,000)            (45,000)
 Increase in accounts payable                              304,596              64,127
 Increase in accrued fees, partner                         541,114             419,307
 Increase in accrued interest                            1,152,147           1,061,989
 Increase in accrued real estate taxes                      46,183              26,885
 Decrease in deposits                                     (561,310)         (2,229,039)
 Increase in deferred income                             1,280,817           1,410,956
                                                        -----------        ------------

 Net cash provided by operating activities                 366,629           2,897,489
                                                        -----------        ------------

Cash Flow from Investing Activities:
 Distribution from affiliate                               750,000             642,600
 Investments in and advances to affiliates              (2,994,233)         (2,111,027)
                                                        -----------        ------------

 Net cash used in investing activities                  (2,244,233)         (1,468,427)
                                                        -----------        ------------


Cash Flow from Financing Activities:
 Proceeds from loan payable - Affiliates                 2,658,383                   -
 Repayment of mortgage notes payable                      (431,067)           (468,117)
 Increase in mortgage procurement costs                          -              (7,900)
                                                        -----------        ------------

 Net cash provided by (used in) financing activities     2,227,316            (476,017)
                                                        -----------        ------------

Increase in cash                                           349,712             953,045
Cash at beginning of the period                            224,158             286,988
                                                        -----------        ------------
Cash at end of the period                                $ 573,870         $ 1,240,033
                                                        ===========        ============


See notes to financial statements.



                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (Unaudited) (continued)



                                                               Nine Months Ended
Supplemental Disclosure of Cash Flow Information                   October 31,
                                                        -------------------------------
Cash paid during the period for:                           1998                1997
                                                        -----------        ------------
                                                         (Restated)

Interest                                                $ 2,045,187        $ 2,082,700
Real estate taxes                                       $    89,872        $   104,876



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

For the nine months ended October 31, 1998, the Silver Canyon Partnership generated net income of $145,089. Of this amount, $94,308 has been recorded by the Partnership under the equity method. For the nine months ended October 31, 1998, the Eaton Estate Partnership generated a net income of $581,911. Of this amount, $174,573 has been recorded by the Partnership under the equity method.

The Eaton Estate Partnership made a cash distribution during the nine month period ended October 31, 1998. The total distribution was $2,500,000, of which the Partnership received its 30% share, or $750,000.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIL STATEMENTS (Unaudited)



NOTE G - JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon Partnership:

                                                     Nine months ended
                                                        October 31,
                                            ----------------------------------
                                                1998                 1997
                                            -------------         ------------
                                             (Restated)

REVENUES
        Operating income                      $3,093,998           $3,015,175

  EXPENSES
        Fees, partners                            90,000               90,000
        Commissions                            2,085,482              659,740
        Legal and professional                   331,862               16,164
        Travel and entertainment                  31,923               45,208
        Operating and other                      324,329              464,918
        Depreciation and amortization             85,313              169,600
                                            -------------         ------------

              Subtotal                         2,948,909            1,445,630
                                            -------------         ------------

  NET INCOME                                  $  145,089           $1,569,545
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

NOTE I  -   RESTATEMENT OF THIRD QUARTER - UNAUDITED

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

   For the nine months ended October 31, 1998 and 1997, the Partnership reported net losses of $2,173,251 and $1,302,126, respectively. The increase in net loss is primarily the result of a net loss in income from joint ventures of $548,786 for the nine month period ended October 31, 1998 versus a net income of $1,105,454 for the nine month period ended October 31, 1997.

Financial Condition and Liquidity

Net cash provided by operating activities was $366,629 for the nine months ended October 31, 1998 versus $2,897,489 for the nine months ended October 31, 1997. The decrease in net cash provided by operating activities is primarily the result of a decrease in restricted cash equivalents of $481,287 for the nine months ended October 31, 1998 versus a decrease in restricted cash equivalents of $3,182,969 for the nine months ended October 31, 1997. The decrease in restricted cash equivalents was the result of funds distributed on behalf of the Eaton Estate Partnership from its investment funds to its respective partners. Contributing to a decrease in funds generated from results of operations in the nine month period ended October 31, 1998 versus October 31, 1997, was an increase in net loss of $871,125 for the Partnership. This was partially offset by an decrease in customer deposits payable of $561,310 for the nine months ended October 31, 1998 versus a decrease of $2,229,039 for the nine months ended October 31, 1997.

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


DATE:            4/9/99                   /s/ Robert F. Monchein
-----------------------                   ----------------------------------
                                          Robert F. Monchein
                                          President
                                          FC-Granite, Inc., the general partner
                                           of Granite Development Partners, L.P.


DATE:            4/9/99                   /s/ Mark A. Ternes
-----------------------                   ----------------------------------
                                          Mark A. Ternes
                                          Controller
                                          FC-Granite, Inc., the general partner
                                           of Granite Development Partners, L.P.