Form 10-Q
period 1999-03-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1999-05-17
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 - Q

(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1999
                                    --------------


     Commission file number 033-80104
                            ---------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           34-1754061
------------------------------------------------------   ---------------------
(State or other jurisdiction of incorporation            (IRS Employer
 or organization)                                         Identification No.)



1250 Terminal Tower  50 Public Square  Cleveland, Ohio      44113
------------------------------------------------------------------------------
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

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS

                                                   March 31,         December 31,
                                                      1999              1998
                                                 ---------------    ---------------
                                                   (Unaudited)

ASSETS
------
LAND                                                $ 1,737,233        $ 1,772,580
LAND IMPROVEMENTS                                     1,906,363          1,431,273
                                                 ---------------    ---------------
                                                      3,643,596          3,203,853

MORTGAGE NOTES RECEIVABLE                             2,936,880          2,955,344

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                                     33,552,490         33,662,431

OTHER ASSETS:

Cash                                                    155,043          1,430,607

Interest receivable                                  10,203,725          9,629,531

Other                                                    25,500             25,500

Administrative fee receivable                           190,000            175,000
                                                 ---------------    ---------------
                                                     10,574,268         11,260,638
                                                 ---------------    ---------------

                                                   $ 50,707,234       $ 51,082,266
                                                 ===============    ===============

LIABILITIES, PARTNERS' SPECIAL
UNITS & PARTNERS' DEFICIT
------------------------------
SENIOR NOTES PAYABLE                               $ 36,000,000       $ 36,000,000
MORTGAGE NOTES PAYABLE                                  741,659            776,659
LOAN PAYABLE - SUNRISE                                        -          2,395,951
LOAN PAYABLE - EATON                                  5,320,180            878,462

OTHER LIABILITIES:

          Accounts payable                              489,210            962,805
          Accrued fees, partners                        120,941          1,264,257
          Accrued interest                            1,669,487            924,057
          Accrued real estate taxes                      71,029             99,953
          Deposits                                       46,179              3,579
          Deferred income                             6,875,482          6,379,262
                                                  --------------    ---------------
                                                      9,272,328          9,633,913

PARTNERS' EQUITY (DEFICIT)

          Partners' special units                     9,000,000          9,000,000
          Partners' deficit                          (9,626,933)        (7,602,719)
                                                  --------------    ---------------
                                                       (626,933)         1,397,281
                                                  --------------    ---------------

                                                   $ 50,707,234       $ 51,082,266
                                                  ==============    ===============

See notes to financial statements.

------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                              --------------------------
                                                 1999           1998
                                              -----------    -----------


REVENUES
         Sales of developed property          $  290,000     $ 1,225,000
         Cost of sales                          (207,403)       (771,328)
                                              -----------    ------------
                                                  82,597         453,672

         Interest                                213,323          99,286
         Commission                                4,673          55,180
         Other                                    35,274          74,753
                                              -----------    ------------
                                                 335,867         682,891
                                              -----------    ------------

EXPENSES
         Interest                              1,086,940       1,039,445
         Fees, partners                           59,911         136,667
         Real estate taxes                        22,570          39,669
         Operating and other                      40,080          39,301
         Amortization                                  -         154,440
                                              -----------    ------------
                                               1,209,501       1,409,522
                                              -----------    ------------
                                                (873,634)       (726,631)

Loss from joint ventures                         (78,410)       (103,114)
                                              -----------    ------------

NET LOSS                                      $ (952,044)     $ (829,745)
                                              ===========    ============


See notes to financial statements.

------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                              Sunrise      FC-Granite      Limited
                              Land Co.        Inc.         Partners        Total
                              --------    -------------   -----------   -------------

Balance at January 31, 1997   $     -     $(10,323,370)   $ 3,999,960   $ (6,323,410)

Distribution of interest on
 special units                      -       (1,147,980)             -     (1,147,980)

Net loss                            -          (89,303)      (267,909)      (357,212)
                              --------    -------------   ------------  -------------

Balance at January 31, 1998         -      (11,560,653)     3,732,051     (7,828,602)

Net income                          -          225,883              -        225,883
                              --------    -------------   ------------  -------------

Balance at December  31, 1998       -      (11,334,770)     3,732,051     (7,602,719)

Distribution of interest on
 special units                      -       (1,072,170)             -     (1,072,170)

Net loss for the three months
 ended March 31, 1999
 (unaudited)                        -         (238,011)      (714,033)      (952,044)
                              --------    -------------   ------------  -------------

Balance at March 31, 1999
 (unaudited)                  $     -     $(12,644,951)   $ 3,018,018   $ (9,626,933)
                              ========    =============   ============  =============



See notes to financial statements.

-------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                        -------------------------------
                                                           1999               1998
                                                        -----------        ------------

Cash Flow from Operating Activities:

Net loss                                                $ (952,044)         $ (829,745)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization                                                   -             154,440
  Loss from joint ventures                                  78,410             103,114
Changes in operating assets and liabilities:
(Increase) decrease in land and land improvements         (439,743)            356,811
Increase in restricted cash equivalents                          -              (5,736)
Decrease in mortgage notes receivable                       18,464           1,164,366
Increase in interest receivable                           (574,194)           (221,952)
Decrease in other assets                                         -              55,000
Increase in administration fee receivable                  (15,000)            (15,000)
Decrease in accounts payable                              (473,595)           (174,927)
Decrease in accrued fees, partner                       (1,143,316)         (1,338,861)
Increase in accrued interest                               745,430             610,473
Decrease in accrued real estate taxes                      (28,924)               (992)
Increase (decrease) in deposits                             42,600          (2,797,045)
Increase in deferred income                                496,220             460,537
                                                        -----------        ------------

Net cash used in operating activities                   (2,245,692)         (2,479,517)
                                                        -----------        ------------

Cash Flow from Investing Activities:

Investments in and advances to affililiates                 31,531                   -
                                                        -----------        ------------

Net cash provided by investing activities                   31,531                   -
                                                        -----------        ------------

Cash Flow from Financing Activities:

Repayment of loan payable - Sunrise                     (2,395,951)           (921,768)
Proceeds from loan payable - Eaton                       5,302,008           1,590,757
Repayment of loan payable - Eaton                         (860,290)                  -
Distribution of interest on special units               (1,072,170)                  -
Repayment of mortgage notes payable                        (35,000)            (35,000)
                                                        -----------        ------------

Net cash provided by financing activities                  938,597             633,989
                                                        -----------        ------------

Decrease in cash                                        (1,275,564)         (1,845,528)
Cash at beginning of the period                          1,430,607           2,253,410
                                                        -----------        ------------
Cash at end of the period                               $  155,043          $  407,882
                                                        ===========        ============




See notes to financial statements.

-------------------------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (Unaudited) (continued)


                                                             Three Months Ended
Supplemental Disclosure of Cash Flow Information                  March 31,
                                                        -------------------------------
Cash paid during the period for:                           1999               1998
                                                        -----------        ------------

Interest                                                 $ 341,510           $ 428,972
Real estate taxes                                        $  51,494           $  40,661




See notes to financial statements.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A -  FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1998 Annual Report on Form 10K.

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the three months ended March 31, 1999 were of a normal recurring nature. Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results of operations which may be expected for the full year.

Certain prior year's amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

The Partnership has adopted SOP 98-5, "Reporting On the Costs of Start-Up Activities." This statement requires that start-up costs and organization costs be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Partnership's earnings or financial position.

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

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE D -  PARTNERS' SPECIAL UNITS

Until the senior notes are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and the interest will be paid pari-passu with the interest on the Senior Notes.

Interest earned on the partners' special units amounted to $243,675 for the three months ended March 31, 1999. During the period ended March 31, 1999, $1,072,170 of the interest earned was distributed to FC-Granite, the holder of the partners' special units. Total interest earned and unpaid of $159,742 and $988,237 as of March 31, 1999 and December 31, 1998, respectively, will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE E -  MORTGAGE NOTES PAYABLE

The Partnership enters into various mortgage notes payable to purchase certain properties. Amounts outstanding under the terms of these agreements are $741,659 at March 31, 1999 and $776,659 at December 31, 1998. The notes payable are collateralized by mortgages on the properties. Principal and interest are generally payable one year after the date of the notes payable.

During the year ended December 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first mortgage lien in an amount not to exceed $1,400,000. The principal amount outstanding bears interest at a rate one-half of one percent (1/2%) in excess of the prime rate (7.75% at March 31, 1999) and matures on November 21, 2000. As of March 31, 1999, the outstanding balance related to this loan was $621,659. The loan was established for the funding of the Thornbury development.

During the year ended January 31, 1996, the Partnership entered into a development loan agreement in an amount of $480,000. The principal amount outstanding bears interest at a rate of 8% and matures on October 16, 1999. As of March 31, 1999, the outstanding balance related to this loan was $120,000. The loan was established for the funding of the Fairfax development.

NOTE F -  TRANSACTIONS WITH AFFILIATES

The  sole   general   partner  is   FC-Granite,   Inc.,   an  Ohio   corporation
("FC-Granite"). FC-Granite is a wholly owned subsidiary of Sunrise Land Company ("Sunrise"), the land division subsidiary of Forest City Enterprises, Inc.

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F- TRANSACTIONS WITH AFFILIATES (continued)

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the Partnership, which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the three months ended March 31, 1999 and 1998, were $38,161 and $44,791, respectively. Fees outstanding as of December 31, 1998, were $196,493. The Partnership paid administrative fees of $198,496 during the period ended March 31, 1999. Total outstanding fees of $36,158 as of March 31, 1999, will be paid when funds are available.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the three months ended March 31, 1999 and 1998 were $11,600 and $49,000, respectively. The Partnership paid development fees of $535,856 during the period ended March 31, 1999. Development fees payable as of March 31, 1999 were and $45,217, and will be paid when funds are available.

In addition, accrued real estate commissions due to FC-Granite were $10,150 and $42,875 for the three months ended March 31, 1999 and 1998, respectively. The Partnership paid real estate commissions of $468,874 during the period ended March 31, 1999. Commissions outstanding as of March 31, 1999 were $39,566, and will be paid when funds are available.

Pursuant to the Amended and Restated Silver Canyon Partnership Agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned during the three months ended March 31, 1999 and 1998, were $15,000. Total fees due the Partnership as of March 31, 1999 are $190,000.

In addition, the Partnership is to receive a commission equal to 1.67% of gross sales as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. The Partnership earned $4,673 and $55,180 during the three months ended March 31, 1999 and 1998, respectively.

During the three months ended March 31, 1999, the Partnership repaid Sunrise $2,395,951 of funds loaned for expenditures at the Silver Canyon project. During the same period, Eaton Estate Partnership loaned the Partnership $5,302,008 to fund additional development expenditures. Funds advanced bear interest at 10%, $90,668 at March 31, 1999, and will be paid back when excess funds are available.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE G -  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at March 31, 1999 and December 31, 1998, were $4,624,172 and $4,739,668, respectively, and in Eaton Estate Partnership at March 31, 1999 and December 31, 1998, were $2,491,749 and $2,454,662 respectively.

The Partnership has advanced $26,634,129 at March 31, 1999 and $26,665,660 at December 31, 1998 to the partnerships. Pursuant to the Amended and Restated Partnership Agreement for Silver Canyon Partnership, funds advanced to Silver Canyon Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (7.75% at March 31, 1999). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%). Total interest earned on the advances amounted to $659,317 and $587,355 for the three months ended March 31, 1999 and 1998, respectively. Interest income is deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the three month periods ended March 31, 1999 and 1998, were $244,073 and $67,638, respectively.

The Partnership entered into a loan agreement with GMAC, to fund development expenditures of the property. GMAC has agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount not to exceed $30,000,000. The loan bears interest at one and three-fourths percent above the prime rate (7.75% at March 31, 1999). The outstanding balance due as of December 31, 1998 was $350,972. Interest on the outstanding principal balance is due and payable monthly in arrears. The loan was due on June 7, 1998. The Partnership had an agreement with Residential Funding Corporation to postpone the final payment of the balance due until alternative financing was secured. In January, 1999, the Partnership obtained new financing from Ohio Savings Bank of Cleveland, Ohio (OSB). OSB has agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount not to exceed $12,000,000. The loan agreement contains two debt service coverage ratios, which requires the partnership to maintain a certain level of net worth. The loan bears interest at 1% above prime rate (7.75% at March 31, 1999). This development loan replaces the GMAC loan which was paid in full on January 6, 1999.

For the three months ended March 31, 1999, the Silver Canyon Partnership generated net loss of $346,489. Of this amount, $115,497 has been recorded by the Partnership under the equity method. For the three months ended March 31, 1999, the Eaton Estate Partnership generated a net income of $123,622. Of this amount, $37,087 has been recorded by the Partnership under the equity method.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE H - JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon Partnership:

                                                     Three months ended
                                                          March 31,
                                            ----------------------------------
                                                1999                 1998
                                            -------------         ------------

  REVENUES
        Operating income                      $  204,103           $  746,515

  EXPENSES
        Fees, partners                            20,000               30,000
        Commissions                              160,275              536,473
        Legal and professional                    37,964              219,511
        Travel and entertainment                   4,241                8,891
        Operating and other                      274,981              137,039
        Depreciation and amortization             53,131               68,447
                                            -------------         ------------

              Subtotal                           550,592            1,000,361
                                            -------------         ------------

  NET LOSS                                   $  (346,489)          $ (253,846)
                                            =============         ============

NOTE I - LITIGATION

The Partnership is involved in two separate instances of litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000. The Partnership has recorded an accrual of $100,000 relating to this litigation. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel of the Partnership have filed a motion for summary judgement and are awaiting the courts ruling.

The Partnership owns a 33.3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE I -  LITIGATION (continued)

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

Item 2.   Management's Discussion and Analysis of Financial Condition

   The following discussion and analysis of Granite Development Partners, L.P. should be read in conjunction with the audited financial statements as of December 31, 1998 contained in the Annual Report on Form 10-K.

Results of Operations

   The Partnership recorded sales of $290,000 for the three month period ended March 31, 1999 versus $1,225,000 for the three month period ended March 31, 1998. The Partnership sold 5 lots located in The Ledges subdivision in Twinsburg, Ohio for a total of $290,000. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported no sales for the three months ended March 31, 1999 and 1998 but did have interest income for the three months ended March 31, 1999 of $136,492. The Silver Canyon Partnership reported sales of $1,300,000 for the three months ended March 31, 1999 versus $4,619,632 for the three months ended March 31, 1998.

   As of March 31, 1999, the following  significant  sales were under  contract:
five lots of the Cambridge Park development in North Royalton, Ohio for $270,000; and two lots in The Ledges subdivision in Twinsburg, Ohio for $116,000.

   Interest income totaled $213,323 for the three months ended March 31, 1999 versus $99,286 for the three months ended March 31, 1998. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred. The increase in interest income is mainly due to the recognition of deferred interest income of $143,327 related to Silver Canyon sales.

   Other income totaled $35,274 and $74,753 for the three month period ended March 31, 1999 and 1998, respectively. Other income is mainly comprised of deferred development fee income from Silver Canyon Partnership Canyon Partnership sales.

   For the three months ended March 31, 1999 and 1998, the Partnership reported net losses of $952,044 and $829,745, respectively. The increase in net loss is primarily the result of a decrease in sales of developed property to $290,000 for the three month period ended March 31, 1999 from $1,225,000 for the three month period ended March 31, 1998. This decrease was partially offset by a decrease in cost of sales to $207,403 for the three month period ended March 31, 1999 from $771,328 for the three month period ended March 31, 1998; an increase in interest income to $213,323 for the three month period ended March 31, 1999 from $99,286 for the three month period ended March 31, 1998; and no amortization expense for the three month period ended March 31, 1999 versus $154,440 for the three month period ended March 31, 1998.

Financial Condition and Liquidity

   Net cash used in operating activities was $2,245,692 for the three months ended March 31, 1999 versus $2,479,517 for the three months ended March 31, 1998. The decrease in net cash used by operating activities is primarily the result of an increase in customer deposits of $42,600 for the three months ended March 31, 1999 versus a decrease of $2,797,045 for the three months ended March 31, 1998. This was partially offset by a decrease in mortgage notes receivables of $18,464 for the three months ended March 31, 1999 versus a decrease $1,164,366 for the three months ended March 31, 1998; an increase in land and land improvements of $439,743 for the three months ended March 31, 1999 versus a decrease of $356,811 for the three months ended March 31, 1998; and an increase in interest receivable of $574,194 for the three months ended March 31, 1999 versus an increase of $221,952 for the three months ended March 31, 1998.

   Net cash provided by investing activities was $31,531 for the three months ended March 31, 1999 and consists of payments made by the defaulting partner for the "Shortfall Loan" made by the Partnership to Silver Canyon Partnership in fiscal year 1998. On September 28, 1998, Silver Canyon Partnership issued a Capital Call to its three partners in the amount of $552,095 each. One of the partners, Silver Canyon Corporation, failed to pay its Capital Call of $552,095 and was therefore in default. Pursuant to the terms of the Partnership Agreement, each of the other two partners, Granite Silver Development Partner, L.P. ("Granite") and American Nevada Seven Hills Limited Partnership ("ANC") elected to make "Shortfall Loans", each in the amount of $276,047 to the partnership. Such loans bear interest at the rate of 25% per annum and are payable from all distributions, fees or compensation which may otherwise be due to the defaulting partner.

   Net cash provided by financing activities was $938,597 for the three month period ended March 31, 1999 versus net cash provided by of $633,989 for the three month period ended March 31, 1998. The net cash provided during the three month period ended March 31, 1999 was primarily the result of funds advanced from Eaton Estate Partnership of $5,302,008 to fund development expenditures, to pay back the $2,395,951 loan from Sunrise Land Company, and to pay interest on partners' special units of $1,072,170. The net cash provided during the three month period ended March 31, 1998 was the result of funds borrowed from Eaton Estate Partnership of $1,590,757 for development expenditures and for the repayment of the loan payable to Sunrise Land Company of $921,768. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on November 15, 1998.

   The Partnership is involved in two separate instances of litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel the maximum damages related to this litigation are approximately $400,000. The Partnership has recorded an accrual of $100,000 relating to this litigation. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff and legal counsel of the Partnership have filed a motion for summary judgement and are awaiting the courts ruling.

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

III. STATUS

      The Partnership has completed a software inventory and obtained compliance letters from most vendors and considers its software assessment complete. The Partnership is completing the inventory of embedded systems and is contacting its vendors to determine their Year 2000 readiness. This phase of the assessment, originally planned for completion in the 3rd quarter 1998, will now be completed in the 2nd quarter 1999. The responses have not always been definitive and reliance, in some cases, must be made on the MD&A discussions in the quarterly and yearly filings of certain vendors and partners where appropriate.

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

IV.    COSTS

      At the end of 1997, the Partnership completed the migration of the general ledger and reporting system from the older mainframe environment. The intent of this conversion was to move from the mainframe to newer technology and improve our reporting systems. As a by-product, Year 2000 compliant software or software with planned upgrades to be compliant was installed. We avoided the costly process of converting our internally developed systems into Year 2000 code. Through testing, it has been determined that some hardware will need replacing. Regardless of the Year 2000 issue, this hardware would have been upgraded in a normal replacement cycle. Most all of the required software upgrades, are part of our normal operating expenses and have not generated additional expense specifically for Year 2000 compliance. The Partnership does not foresee any major additional costs and does not feel that the costs incurred will have a material impact on operations.

V.     RISKS/CONTINGENCY PLANS

      Since the major hardware, software and embedded systems are or will be compliant, the Partnership does not foresee any major risks. The Partnership has identified concerns in each area and the contingency plan to respond to each concern. Related to hardware, the most likely worst case scenario would be if a specific computer or server would not be compatible. In that case, the Partnership would use other hardware, provided by our business continuity/disaster recovery program, that is compliant and available and regenerate data from the backup systems. Related to software, the most likely worst case scenario would be if the automated scheduling routines would not properly schedule beyond the Year 2000. Each of these automated scheduling systems has a manual function, which has been tested, and the Partnership is confident that the scheduling software can be reset to perform properly in the Year 2000 and beyond. Related to the embedded systems, the Partnership's primary concern is that these systems, despite testing, would not function properly as we move into the Year 2000. All of these systems have manual reset functions and Year 2000 date issues can be corrected. Additionally there will be appropriate personnel and outside contractors if necessary, on site starting the evening of December 31, 1999 and the ensuing weekend to reset the functions if necessary.

VI.  SUMMARY

      Similar to other companies, the Partnership is highly dependent upon systems in the public sector, such as utilities, mail, and transportation systems. Failures in those systems, upon which we have no control, could materially affect our operations. The Partnership has well defined emergency plans in place, and these would be activated if necessary.

      The Year 2000 plan is aimed at identifying and correcting all issues upon which the Partnership has direct control or indirect control through its vendors and business partners.

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

PART II.    OTHER INFORMATION
-----------------------------
Item 1.   Legal Proceedings

   The Partnership is involved in two separate instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note I of the March 31, 1999 unaudited financial statements and management's discussion and analysis of financial condition which appears in
Part I of this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)   Exhibits - none

      (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Granite Development Partners, L.P.
                                          ----------------------------------
                                                    (Registrant)


DATE:          05/17/99                   /s/ Robert F. Monchein
---------------------------------         ----------------------------------
                                          Robert F. Monchein
                                          President
                                          FC-Granite, Inc., the general partner
                                           of Granite Development Partners, L.P.


DATE:          05/17/99                   /s/ Mark A. Ternes
---------------------------------         ----------------------------------
                                          Mark A. Ternes
                                          Controller
                                          FC-Granite, Inc., the general partner
                                           of Granite Development Partners, L.P.