Form 10-Q
period 1999-06-30
GRANITE DEVELOPMENT PARTNERS LP
filed 1999-08-16
CIK 925171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------
                                   FORM 10 - Q

(Mark One)
X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended June 30, 1999
                                       -------------


        Commission file number 033-80104
                               ---------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       34-1754061
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

1250 Terminal Tower  50 Public Square  Cleveland, Ohio          44113
--------------------------------------------------------------------------------
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

                       GRANITE DEVELOPMENT PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets -
           June 30, 1999 (Unaudited) and December 31, 1998               3-4

           Statements of Operations (Unaudited) -
           Six months ended June 30, 1999 and 1998                       5

           Statements of Changes in Partners' Deficit (Unaudited)        6

           Statements of Cash Flows (Unaudited)-
           Six months ended June 30, 1999 and 1998                       7-8

           Notes to the Financial Statements (Unaudited)                 9-14

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 15-20


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             20

Item 6.    Exhibits and Reports on Form 8-K                              20

Signatures

PART I. FINANCIAL INFORMATION
-----------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS


                                                     June 30,        December 31,
                                                      1999              1998
                                                   -----------       -----------
                                                   (Unaudited)

ASSETS
------

LAND                                               $ 1,606,377       $ 1,772,580
LAND IMPROVEMENTS                                    2,619,376         1,431,273
                                                   -----------       -----------
                                                     4,225,753         3,203,853

MORTGAGE NOTES RECEIVABLE                            2,552,535         2,955,344

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                                    33,656,171        33,662,431

OTHER ASSETS:

Cash                                                   285,236         1,430,607

Interest receivable                                 10,870,732         9,629,531

Other                                                   25,500            25,500

Administrative fee receivable                          205,000           175,000
                                                   -----------       -----------
                                                    11,386,468        11,260,638
                                                   -----------       -----------

                                                   $51,820,927       $51,082,266
                                                   ===========       ===========




See notes to financial statements.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                          BALANCE SHEETS - (continued)


                                                June 30, 1999    December 31, 1998
                                                -------------    ------------------
                                                 (Unaudited)
LIABILITIES, PARTNERS' SPECIAL
UNITS & PARTNERS' DEFICIT
-------------------------

SENIOR NOTES PAYABLE                             $ 36,000,000      $ 36,000,000
MORTGAGE NOTES PAYABLE                                706,659           776,659
LOAN PAYABLE - SUNRISE                              2,199,400         2,395,951
LOAN PAYABLE - EATON                                5,320,214           878,462

OTHER LIABILITIES:

             Accounts payable                         375,882           962,805
             Accrued fees, partners                   204,184         1,264,257
             Accrued interest                         870,342           924,057
             Accrued real estate taxes                 50,448            99,953
             Deposits                                 103,250             3,579
             Deferred income
             on Investments/Advances                7,034,722         6,379,262
                                                 ------------      ------------
                                                    8,638,828         9,633,913

PARTNERS' EQUITY (DEFICIT)

             Partners' special units                9,000,000         9,000,000
             Partners' deficit                    (10,044,174)       (7,602,719)
                                                 ------------      ------------
                                                   (1,044,174)        1,397,281
                                                 ------------      ------------

                                                 $ 51,820,927      $ 51,082,266
                                                 ============      ============


See notes to financial statements.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------

REVENUES
              Sales of developed property          $   854,000      $ 2,461,500
              Cost of sales                           (650,932)      (1,602,493)
                                                   -----------      -----------
                                                       203,068          859,007

              Interest                                 695,452          222,088
              Commission                               121,066          120,620
              Other                                    134,795          152,430
                                                   -----------      -----------
                                                     1,154,381        1,354,145
                                                   -----------      -----------

EXPENSES
              Interest                               2,237,194        2,131,176
              Fees, partners                           143,154          281,115
              Real estate taxes                         43,412           85,540
              Operating and other                      150,493          114,451
              Amortization                                  --          307,147
                                                   -----------      -----------
                                                     2,574,253        2,919,429
                                                   -----------      -----------
                                                    (1,419,872)      (1,565,284)

Income (loss) from joint ventures                       50,587         (132,785)
                                                   -----------      -----------

NET LOSS                                           $(1,369,285)     $(1,698,069)
                                                   ===========      ===========




See notes to financial statements.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                Sunrise    FC-Granite       Limited
                                Land Co.      Inc.          Partners          Total
                                -------   -------------   ------------    ------------
Balance at January 31, 1997     $    --   $(10,323,370)   $  3,999,960    $ (6,323,410)

Distribution of interest on
special units                        --     (1,147,980)             --      (1,147,980)

Net loss                             --        (89,303)       (267,909)       (357,212)
                                -------   ------------    ------------    ------------

Balance at January 31, 1998          --    (11,560,653)      3,732,051      (7,828,602)

Net income                           --        225,883              --         225,883
                                -------   ------------    ------------    ------------

Balance at December  31, 1998        --    (11,334,770)      3,732,051      (7,602,719)

Distribution of interest on
special units                        --     (1,072,170)             --      (1,072,170)

Net loss for the six months
ended June 30, 1999
(unaudited)                          --       (342,321)     (1,026,964)     (1,369,285)
                                -------   ------------    ------------    ------------

Balance at June 30, 1999
(unaudited)                     $    --   $(12,749,261)   $  2,705,087    $(10,044,174)
                                =======   ============    ============    ============



See notes to financial statements.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                        --------------------------
                                                           1999            1998
                                                        -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                               $(1,369,285)   $(1,834,967)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization                                                   --        307,147
  (Income) loss from joint ventures                         (50,587)       132,785
 Changes in operating assets and liabilities:
  (Increase) decrease in land and land improvements      (1,021,900)       847,710
  Decrease in restricted cash equivalents                        --        479,305
  Decrease in mortgage notes receivable                     402,809      1,197,413
  Increase in interest receivable                        (1,241,201)      (869,429)
  Decrease in other assets                                       --         55,000
  Increase in administration fee receivable                 (30,000)       (30,000)
  Decrease in accounts payable                             (586,923)      (194,993)
  Decrease in accrued fees, partner                      (1,060,073)    (1,057,515)
  Decrease in accrued interest                              (53,715)      (285,994)
  (Decrease) increase in accrued real estate taxes          (43,434)         9,592
  Increase (decrease) in deposits                            93,600     (2,768,245)
  Increase in deferred income                               655,460        937,586
                                                        -----------    -----------

  Net cash used in operating activities                  (4,305,249)    (3,074,605)
                                                        -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
 Investments in and advances to affililiates                 56,847     (1,683,507)
                                                        -----------    -----------

  Net cash provided by (used in) investing activities        56,847     (1,683,507)
                                                        -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from loan payable -Sunrise                      2,199,400      2,645,951
 Repayment of loan payable - Sunrise                     (2,395,951)      (921,768)
 Proceeds from loan payable - Eaton                       5,302,042      1,593,552
 Repayment of loan payable - Eaton                         (860,290)            --
 Distribution of interest on special units               (1,072,170)            --
 Repayment of mortgage notes payable                        (70,000)      (250,080)
                                                        -----------    -----------

   Net cash provided by financing activities              3,103,031      3,067,655
                                                        -----------    -----------

DECREASE IN CASH                                         (1,145,371)    (1,690,457)
CASH AT BEGINNING OF THE PERIOD                           1,430,607      2,253,410
                                                        -----------    -----------
CASH AT END OF THE PERIOD                               $   285,236    $   562,953
                                                        ===========    ===========



See notes to financial statements.

-----------------------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                             (Unaudited) (continued)


                                                              Six Months Ended
Supplemental Disclosure of Cash Flow Information                  June 30,
                                                        ------------------------------
Cash paid during the period for:                           1999               1998
                                                        -----------        -----------
Interest                                                $ 2,290,909        $ 2,417,170
Real estate taxes                                       $    92,917        $    75,948





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

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the six months ended June 30, 1999 were of a normal recurring nature. Results of operations for the six month period ended June 30, 1999 are not necessarily indicative of results of operations which may be expected for the full year.

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

Interest earned on the partners' special units amounted to $490,058 for the six months ended June 30, 1999. During the period ended June 30, 1999, $1,072,170 of the interest earned was distributed to FC-Granite, the holder of the partners' special units. Total interest earned and unpaid of $406,125 and $988,237 as of June 30, 1999 and December 31, 1998, respectively, will be distributed pari-passu with the interest on the Senior Notes when funds are available.

NOTE E - MORTGAGE NOTES PAYABLE

The Partnership enters into various mortgage notes payable to purchase certain properties. Amounts outstanding under the terms of these agreements are $706,659 at June 30, 1999 and $776,659 at December 31, 1998. The notes payable are collateralized by mortgages on the properties. The following mortgage loans payable are outstanding at June 30, 1999:

During the year ended December 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first mortgage lien in an amount not to exceed $1,400,000. The principal amount outstanding bears interest at a rate one-half of one percent (1/2%) in excess of the prime rate (7.75% at June 30, 1999) and matures on November 21, 2000. As of June 30, 1999, the outstanding balance related to this loan was $586,659. The loan was established for the funding of the Thornbury development.

During the year ended January 31, 1996, the Partnership entered into a development loan agreement in an amount of $480,000. The principal amount outstanding bears interest at a rate of 8% and matures on October 16, 1999. As of June 30, 1999, the outstanding balance related to this loan was $120,000. The loan was established for the funding of the Fairfax development.

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

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F- TRANSACTIONS WITH AFFILIATES (continued)

FC-Granite is paid a monthly administrative fee as compensation for its services in administering the business of the Partnership, which is equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the six months ended June 30, 1999 and 1998, were $79,126 and $96,502, respectively. Fees outstanding as of December 31, 1998, were $196,494. The Partnership paid administrative fees of $198,497 during the period ended June 30, 1999. Total outstanding fees of $77,123 as of June 30, 1999, will be paid when funds are available.

Pursuant to a management agreement, Sunrise is paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the partnership properties. Total development fees accrued for the six months ended June 30, 1999 and 1998 were $34,148 and $98,460, respectively. Fees outstanding as of December 31, 1998 were $569,474. The Partnership paid development fees of $535,856 during the period ended June 30, 1999. Development fees payable as of June 30, 1999 were and $67,766, and will be paid when funds are available.

In addition, accrued real estate commissions due to FC-Granite were $29,880 and $86,153 for the six months ended June 30, 1999 and 1998, respectively. The Partnership paid real estate commissions of $468,874 during the period ended June 30, 1999. Accrued fees outstanding at December 31, 1998 were $498,289. Commissions outstanding as of June 30, 1999 were $59,295, and will be paid when funds are available.

Pursuant to the Amended and Restated Silver Canyon Partnership Agreement, the Partnership is to receive a monthly administrative fee in the amount of $5,000 per month. Fees earned during the six months ended June 30, 1999 and 1998, were $30,000. Total fees due the Partnership as of June 30, 1999 are $205,000.

In addition, the Partnership is to receive a commission equal to 1.67% of gross sales as compensation for its services in conducting marketing and sales duties and authorization of sales contracts. The Partnership earned $121,066 and $120,620 during the six months ended June 30, 1999 and 1998, respectively.

During the six months ended June 30, 1999, the Partnership repaid Sunrise $2,395,951 of funds loaned for expenditures at the Silver Canyon project and subsequently borrowed additional funds totaling $2,199,400. During the same period, Eaton Estate Partnership loaned the Partnership $5,302,042 to fund additional development expenditures. Funds advanced bear interest at 10%, $225,836 at June 30, 1999, and will be paid back when excess funds are available.

------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in Silver Canyon Partnership ("SC Partnership") and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at June 30, 1999 and December 31, 1998, were $4,707,011 and $4,728,392, respectively, and in Eaton Estate Partnership at June 30, 1999 and December 31, 1998, were $2,537,905 and $2,454,662 respectively.

The Partnership has advanced $26,608,813 at June 30, 1999 and $26,665,660 at December 31, 1998 to the partnerships. Pursuant to the Amended and Restated Partnership Agreement for Silver Canyon Partnership, funds advanced to Silver Canyon Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4% (7.75% at June 30, 1999). Funds advanced to Eaton Estate Partnership bear interest at prime plus three percent (3%). Total interest earned on the advances amounted to $1,323,344 and $1,205,290 for the six months ended June 30, 1999 and 1998, respectively. Interest income is deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the six month periods ended June 30, 1999 and 1998, were $564,244 and $146,717, respectively.

The SC Partnership entered into a loan agreement with GMAC, to fund development expenditures of the property. GMAC has agreed, in accordance with the loan agreement, to make loans to the SC Partnership in an aggregate amount not to exceed $30,000,000. The loan bears interest at one and three-fourths percent above the prime rate (7.75% at June 30, 1999). The outstanding balance due as of December 31, 1998 was $350,972. Interest on the outstanding principal balance is due and payable monthly in arrears. The loan was due on June 7, 1998. The SC Partnership had an agreement with Residential Funding Corporation to postpone the final payment of the balance due until alternative financing was secured. In January, 1999, the SC Partnership obtained new financing from Ohio Savings Bank of Cleveland, Ohio (OSB). OSB has agreed, in accordance with the loan agreement, to make loans to the SC Partnership in an aggregate amount not to exceed $12,000,000. The loan agreement contains two debt service coverage ratios, which requires the partnership to maintain a certain level of net worth. The loan bears interest at 1% above prime rate (7.75% at June 30, 1999). This development loan replaces the GMAC loan which was paid in full on January 6, 1999.

For the six months ended June 30, 1999, the Silver Canyon Partnership generated net loss of $97,970. Of this amount, $162,579 is interest income collected on a note receivable. The Partnership has recorded $32,656 of Silver Canyon's net loss under the equity method. For the six months ended June 30, 1999, the Eaton Estate Partnership generated a net income of

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

$277,478. Of this amount, $83,243 has been recorded by the Partnership under the equity method.

NOTE H - JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon Partnership:



                                                         Six months ended
                                                             June 30,
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------
REVENUES
         Operating income                          $ 1,683,740      $ 1,355,376

EXPENSES
         Fees, partners                                 35,000           60,000
         Commissions                                 1,029,302          998,412
         Legal and professional                        242,850          295,479
         Travel and entertainment                        9,796           20,100
         Operating and other                           405,977          256,825
         Depreciation and amortization                  58,785          106,128
                                                   -----------      -----------

                  Subtotal                           1,781,710        1,736,944
                                                   -----------      -----------

NET LOSS                                           $  (97,970)     $  (381,568)
                                                   ===========      ===========


NOTE I - LITIGATION

The Partnership is involved in two separate instances of litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000. The Partnership has recorded an accrual of $100,000 relating to this litigation. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on the 29th day of March, 1999. Trial is scheduled for the trial session starting October 25, 1999.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE I - LITIGATION (continued)

The Partnership owns a 33.3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and some of some of the other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that Seven Hills homeowners do have a right to play on the golf course, providing they pay a greens fee of $300 per round. An additional hearing on damages has been scheduled for October, 1999. Silver Canyon has reached an agreement in principle with the Plaintiff homeowners and with certain of Silver Canyon's insurance carriers to settle the claims of the Plaintiff homeowners. The owner of the golf course has filed a cross-claim against the Partnership, Silver Canyon, and the other entities in the damage claim. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners after the hearing on damages. The Partnership and Silver Canyon believe they have meritorious defenses to these remaining claims of the builders and the owner of the golf course and intend to continue to defend against them vigorously. Parties to the lawsuits are still engaged in discovery proceedings. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance.

NOTE J - CHANGE IN FISCAL YEAR END

On December 16, 1998, the Partnership announced a change in fiscal year end. The change is effective with the Partnership's fourth fiscal quarter of 1998 which, under the old fiscal calendar, would have ended on January 31, 1999. Under new fiscal calendar, the fourth fiscal quarter of 1998 ended on December 31, 1998. The financial statements presented includes the partnership's operations which reflect the new fiscal quarters ended June 30, 1998 and 1999. The change was made to be consistent with the existing tax year end of December 31.

Item 2. Management's Discussion and Analysis of Financial Condition

    The following discussion and analysis of Granite Development Partners, L.P. should be read in conjunction with the audited financial statements as of December 31, 1998 contained in the Annual Report on Form 10-K.

Results of Operations

    The Partnership recorded sales of $854,000 for the six month period ended June 30, 1999 versus $2,461,500 for the six month period ended June 30, 1998. The Partnership sold 7 lots located in The Ledges subdivision in Twinsburg, Ohio for a total of $406,000, six lots in Cambridge Park in North Royalton, Ohio for $368,000 and the last remaining acre in Drake Estates in Strongsville, Ohio for $80,000. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported no sales for the six months ended June 30, 1999 and 1998 but did have interest income for the six months ended June 30, 1999 of $299,419. The Silver Canyon Partnership reported sales of $9,117,730 for the six months ended June 30, 1999 versus $8,360,968 for the six months ended June 30, 1998.

    As of June 30, 1999, the following significant sales were under contract: twelve lots of the Fairfax Meadows development in Medina, Ohio for $510,000; and nineteen lots in The Ledges subdivision in Twinsburg, Ohio for $1,102,000.

     Interest income totaled $695,452 for the six months ended June 30, 1999 versus $222,088 for the six months ended June 30, 1998. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the Silver Canyon Partnership is being deferred. The increase in interest income is mainly due to the recognition of deferred interest income of $564,244 related to Silver Canyon sales.

     Other income totaled $134,795 and $152,430 for the six month period ended June 30, 1999 and 1998, respectively. Other income is mainly comprised of deferred development fee income from Silver Canyon Partnership sales.

     For the six months ended June 30, 1999 and 1998, the Partnership reported net losses of $1,369,285 and $1,698,069, respectively. The decrease in net loss is primarily the result of an increase in interest income of $695,452 for the six month period ended June 30, 1999 versus $222,088 for the six month period ended June 30, 1998; an increase in income from joint ventures of $50,587 for the six month period ended June 30, 1999 versus a loss of $132,785 for the six month period ended June 30, 1998; and no amortization expense for the six month period ended June 30, 1999 versus $307,147 for the six month period ended June 30, 1998. These income increases were partially offset by a decrease in net sales revenues of $203,068 for the six month period ended June 30, 1999 versus $859,007 for the six month period ended June 30, 1998. The income from joint ventures of $50,587 for the six month period ended June 30, 1999, includes $162,579 in interest income collected on a note receivable.

Financial Condition and Liquidity

    Net cash used in operating activities was $4,305,249 for the six months ended June 30, 1999 versus $3,074,605 for the six months ended June 30, 1998. The increase in net cash used by operating activities is primarily the result of an increase in land and land improvements of $1,021,900 for the six months ended June 30, 1999 from a decrease of $847,710 for the six months ended June 30, 1998; a decrease in mortgage notes receivable of $402,809 for the six months ended June 30, 1999 from a decrease of $1,197,413 for the six months ended June 30, 1998; an increase in interest receivable of $1,241,201 for the six months ended June 30, 1999 from an increase of $869,429 for the six months ended June 30, 1998; an decrease in accounts payable of $586,923 for the six months ended June 30, 1999 from a decrease of $194,993 for the six months ended June 30, 1998. These were partially offset by an increase in customer deposits of $93,600 for the six months ended June 30, 1999 from a decrease of $2,768,245 for the six months ended June 30, 1998.

    Net cash provided by investing activities was $56,847 for the six months ended June 30, 1999 and consists of payments made by the defaulting partner for the "Shortfall Loan" made by the Partnership to Silver Canyon Partnership in fiscal year 1998. On September 28, 1998, Silver Canyon Partnership issued a Capital Call to its three partners in the amount of $552,095 each. One of the partners, Silver Canyon Corporation, failed to pay its Capital Call of $552,095 and was therefore in default. Pursuant to the terms of the Partnership Agreement, each of the other two partners, Granite Silver Development Partner, L.P. ("Granite") and American Nevada Seven Hills Limited Partnership ("ANC") elected to make "Shortfall Loans", each in the amount of $276,047 to the partnership. Loans to the defaulting partner bear interest at the rate of 25% per annum and are payable from all distributions, fees or compensation which may otherwise be due to the defaulting partner. Net cash used in investing activities for the six months ended June 30, 1998 was $1,683,507 and consists of funds advanced the Silver Canyon Partnership for operating expenses.

    Net cash provided by financing activities was $3,103,031 for the six month period ended June 30, 1999 versus net cash provided by of $3,067,655 for the six month period ended June 30, 1998. The net cash provided during the six month period ended June 30, 1999 was primarily the result of funds advanced from Eaton Estate Partnership of $5,302,042 to fund development expenditures, to pay back the $2,395,951 loan from Sunrise Land Company, and to pay interest on partners' special units of $1,072,170. The Partnership subsequently borrowed an additional $2,199,400 from the Sunrise Land Company to fund additional development expenditures. The net cash provided during the six month period ended June 30, 1998 was the result of funds borrowed from Eaton Estate Partnership of $1,593,552 for development expenditures and for the repayment of the loan payable to Sunrise Land Company of $921,768. The Partnership subsequently borrowed an additional $2,264,951 from the Sunrise Land Company to fund additional development expenditures. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on May 15, 1999.

    ANC, the partner responsible for the on-site improvements in the Silver Canyon project, has indicated that there may be costs incurred in excess of budget to complete the project. However, at this time, ANC is unable to advise as to the amount of such excess, if any. Silver Canyon Partnership is engaged in an extensive review of project costs, but is unable to provide any further information until September, 1999.

    The Partnership is involved in two separate instances of litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000. The Partnership has recorded an accrual of $100,000 relating to this litigation. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on the 29th day of March, 1999. Trial is scheduled for the trial session starting October 25, 1999.

    The Partnership owns a 33.3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and some of some of the other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that Seven Hills homeowners do have a right to play on the golf course, providing they pay a greens fee of $300 per round. An additional hearing on damages has been scheduled for October, 1999. Silver Canyon has reached an agreement in principle with the Plaintiff homeowners and with certain of Silver Canyon's insurance carriers to settle the claims of the Plaintiff homeowners. The owner of the golf course has filed a cross-claim against the Partnership, Silver Canyon, and the other entities in the damage claim. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners after the hearing on damages. The Partnership and Silver Canyon believe they have meritorious defenses to these remaining claims of the builders and the owner of the golf course and intend to continue to defend against them vigorously. Parties to the lawsuits are still engaged in discovery proceedings. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance.

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

II. PLAN

    The Partnership's plan concentrates on testing the compliant systems and identifying other systems, such as embedded systems, that are not part of the new software. The specific steps of the plan include:

- Capturing an inventory of all systems including:
    - The new Year 2000 compliant software.
    - Computer related hardware and peripherals.
    - Internal systems that may have been developed utilizing the compliant code.
    - Embedded or operational systems, including our telephone, heating and air conditioning systems, fire alarm systems, security systems, and elevator systems.
- Obtaining compliance letters from all vendors in the inventory;
- Testing systems for compliance;
- Upgrading or replacing software and operational or embedded systems as needed;
- Contacting our major business partners (suppliers, contractors, utilities, financial institutions, etc.) to insure that they have an active Year 2000 compliance program.

III. STATUS

         The Partnership has completed a software inventory and obtained compliance letters from most vendors and considers its software assessment complete. The Partnership is completing the inventory of embedded systems and is contacting its vendors to determine their Year 2000 readiness. This phase of the assessment, originally planned for completion in the 3rd quarter 1998, was completed in the 2nd quarter 1999. The responses have not always been definitive and reliance, in some cases, must be made on the MD&A discussions in the quarterly and yearly filings of certain vendors and partners where appropriate.

         The Partnership has also promptly responded to requests for its own Year 2000 readiness and will update those responses quarterly by providing a copy of the most current SEC MD&A discussion related to the Year 2000.

         The Partnership is actively testing its systems for Year 2000 compliance. Software has been acquired to review systems, which have been written in Year 2000 compliant code, but may be generating non-compliant dates or logic. Testing has discovered some Year 2000 issues, which have been corrected. Specifically, certain data communications equipment was not compliant and has been replaced. The project cost accounting software, originally documented by the vendor as compliant, is not compliant. The Partnership escalated the upgrade to the next version and that software is now compliant. The general ledger system had generated some historical data with dates that might not be compliant and these were corrected. Finally, the Partnership discovered a possible issue with one of the automated software scheduling systems, which will be upgraded. The Partnership has completed its testing phase and does not foresee any major difficulties in becoming Year 2000 compliant.

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


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

    The Partnership is involved in two separate instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note I of the June 30, 1999 unaudited financial statements and management's discussion and analysis of financial condition which appears in
Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibits - none

    (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Granite Development Partners, L.P.
                                       ----------------------------------
                                                  (Registrant)


DATE:     08/16/99                     /s/ Robert F. Monchein
     ----------------                  --------------------------------------
                                       Robert F. Monchein
                                       President
                                       FC-Granite, Inc., the general partner
                                       of Granite Development Partners, L.P.


DATE:     08/16/99                     /s/ Mark A. Ternes
    -----------------                  --------------------------------------
                                       Mark A. Ternes
                                       Controller
                                       FC-Granite, Inc., the general partner
                                       of Granite Development Partners, L.P.