Form 10-Q
period 1999-09-30
GRANITE DEVELOPMENT PARTNERS LP
filed 1999-11-23
CIK 925171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 - Q

(Mark One)
X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1999
                                      --------------------


        Commission file number 033-80104
                              -----------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      34-1754061
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

1250 Terminal Tower  50 Public Square  Cleveland, Ohio          44113
------------------------------------------------------        ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: 216-621-6060
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO _____

                       GRANITE DEVELOPMENT PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----

PART I.           FINANCIAL INFORMATION
    Item 1.       Financial Statements

                  Balance Sheets -
                  September 30, 1999 (Unaudited) and
                      December 31, 1998 (Restated)                                                3-4

                  Statements of Operations (Unaudited) -
                  Nine months ended September 30, 1999 and 1998                                   5

                  Statements of Changes in Partners' Deficit (Unaudited)                          6

                  Statements of Cash Flows (Unaudited) Nine months ended
                  September 30, 1999 and 1998                                                     7-8

                  Notes to the Financial Statements (Unaudited)                                   9-17

    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  18-24


PART II.          OTHER INFORMATION

    Item 1.       Legal Proceedings                                                               24

    Item 6.       Exhibits and Reports on Form 8-K                                                24

Signatures

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS

                                       September 30,         December 31,
                                           1999                 1998
                                        -----------          -----------
                                        (Unaudited)          (Restated)
ASSETS

LAND                                    $ 1,275,142          $ 1,772,580
LAND IMPROVEMENTS                         1,567,630            1,431,273
                                        -----------          -----------
                                          2,842,772            3,203,853

MORTGAGE NOTES RECEIVABLE                 1,930,225            2,955,344

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                         23,250,849           32,221,489

OTHER ASSETS:

Cash                                      2,931,042            1,430,607

Interest receivable                         166,822            9,629,531

Other                                        26,204               25,500

Administrative fee receivable                    --              175,000
                                        -----------          -----------
                                          3,124,068           11,260,638
                                        -----------          -----------

                                        $31,147,914          $49,641,324
                                        ===========          ===========

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                           BALANCE SHEETS - (continued)


                                                      September 30,               December 31,
                                                         1999                         1999
                                                      -----------                 -----------
                                                      (Unaudited)                  (Restated)
LIABILITIES, PARTNERS' SPECIAL
UNITS & PARTNERS' DEFICIT

SENIOR NOTES PAYABLE                                  $ 36,000,000                $ 36,000,000
MORTGAGE NOTES PAYABLE                                     683,961                     776,659
LOAN PAYABLE - SUNRISE                                          --                   2,395,951
LOAN PAYABLE - EATON                                     5,320,250                     878,462

OTHER LIABILITIES:

              Accounts payable                             356,934                     962,805
              Accrued fees, partners                            --                   1,264,257
              Accrued interest                           1,976,435                     924,057
              Accrued real estate taxes                     73,607                      99,953
              Deposits                                      22,000                       3,579
              Deferred income
                on Investments/Advances                         --                   6,379,262
                                                      ------------                ------------
                                                         2,428,976                   9,633,913

PARTNERS' EQUITY (DEFICIT)

              Partners' special units                    9,000,000                   9,000,000
              Partners' deficit                        (22,285,273)                 (9,043,661)
                                                      ------------                ------------
                                                       (13,285,273)                    (43,661)
                                                      ------------                ------------

                                                      $ 31,147,914                $ 49,641,324
                                                      ============                ============


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                            Nine Months Ended
                                                         September 30,                                 September 30,
                                              -----------------------------------           ----------------------------------
                                                  1999                   1998                   1999                  1998
                                               -----------           ------------           ------------           -----------
REVENUES
  Sales of developed property                  $ 2,759,680           $  1,590,020           $  3,613,680           $ 4,051,520
  Cost of sales                                 (2,081,010)            (1,235,797)            (2,731,942)           (2,838,290)
                                               -----------           ------------           ------------           -----------
                                                   678,670                354,223                881,738             1,213,230

  Interest                                         238,810                330,358                934,262               552,446
  Commission                                        68,382                177,359                189,448               297,979
  Other                                             38,779                213,174                109,864               365,604
                                               -----------           ------------           ------------           -----------
                                                 1,024,641              1,075,114              2,115,312             2,429,259
                                               -----------           ------------           ------------           -----------

EXPENSES
  Interest                                       1,106,093              1,117,493              3,343,287             3,248,669
  Fees, partners                                        --                258,164                143,154               539,279
  Real estate taxes                                 22,239                 50,494                 65,651               136,034
  Operating and other                               65,005                 76,879                215,498               191,330
  Amortization                                          --                124,148                     --               431,295
                                               -----------           ------------           ------------           -----------
                                                 1,193,337              1,627,178              3,767,590             4,546,607
                                               -----------           ------------           ------------           -----------
                                                  (168,696)              (552,064)            (1,652,278)           (2,117,348)

Loss from joint venture Amendment               (5,476,752)                    --             (5,476,752)                   --
(Loss) income from joint ventures               (1,298,189)               579,623             (7,443,996)              446,838
                                               -----------           ------------           ------------           -----------
                                                (6,774,941)               579,623            (12,920,748)              446,838
                                               -----------           ------------           ------------           -----------

NET (LOSS) INCOME                              $(6,943,637)          $     27,559           $(14,573,026)          $(1,670,510)
                                               ===========           ============           ============           ===========


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                    FC-Granite,             Limited
                                                       Inc.                 Partners                Total
                                                   ------------           -----------           ------------
Balance at January 31, 1997                        $(10,323,370)          $ 3,999,960           $ (6,323,410)

Distribution of interest on
  special units                                      (1,147,980)                   --             (1,147,980)

Net loss                                                (89,303)             (267,909)              (357,212)
                                                   ------------           -----------           ------------

Balance at January 31, 1998                         (11,560,653)            3,732,051             (7,828,602)

Net loss - restated                                    (303,765)             (911,294)            (1,215,059)
                                                   ------------           -----------           ------------

Balance at December  31, 1998 - restated            (11,864,418)            2,820,757             (9,043,661)

Cancellation of interest
  on special units                                    1,331,414                    --              1,331,414

Net loss for the nine months
  ended September 30, 1999 (unaudited)              (11,752,269)           (2,820,757)           (14,573,026)
                                                   ------------           -----------           ------------

Balance at September 30, 1999 (unaudited)          $(22,285,273)          $        --           $(22,285,273)
                                                   ============           ===========           ============


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                  ----------------------------------
                                                                      1999                   1998
                                                                  ------------           -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                        $(14,573,026)          $(1,670,510)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Forgiveness of capitalized income recognized - SCP              3,800,771                    --
     Forgiveness of commission income - SCP                          1,455,981                    --
     Forgiveness of administration fee income - SCP                    220,000                    --
     Amortization                                                           --               431,295
     Loss (income) from joint ventures                               7,443,996              (446,838)
  Changes in operating assets and liabilities:
     Decrease in land and land improvements                            361,081             1,145,188
     Decrease in restricted cash equivalents                                --               479,305
     Decrease in mortgage notes receivable                           1,025,119             1,223,190
     Increase in interest receivable                                (1,882,474)           (1,299,509)
     (Increase) decrease in other assets                                  (704)               55,000
     Increase in administration fee receivable                         (45,000)              (45,000)
     (Decrease) increase in accounts payable                          (605,871)               36,266
     Decrease in accrued fees, partner                              (1,060,073)             (936,249)
     Increase in accrued interest                                    1,052,378               793,999
     Decrease in accrued real estate taxes                             (26,346)                 (910)
     Increase (decrease) in deposits                                    18,421            (2,823,557)
     Increase in deferred income                                     1,165,150               860,290
                                                                  ------------           -----------

     Net cash used in operating activities                          (1,650,597)           (2,198,040)
                                                                  ------------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliates                             70,663            (2,383,944)
                                                                  ------------           -----------

     Net cash provided by (used in) investing activities                70,663            (2,383,944)
                                                                  ------------           -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from loan payable -Sunrise                                2,199,400             2,645,951
  Repayment of loan payable - Sunrise                               (2,395,951)             (921,768)
  Proceeds from loan payable - Eaton                                 5,302,042             1,261,331
  Repayment of loan payable - Eaton                                   (860,290)                   --
  Distributed interest on special units                             (1,072,170)                   --
  Repayment of mortgage notes payable                                  (92,662)             (431,067)
                                                                  ------------           -----------

     Net cash provided by financing activities                       3,080,369             2,554,447
                                                                  ------------           -----------

INCREASE (DECREASE) IN CASH                                          1,500,435            (2,027,537)
CASH AT BEGINNING OF THE PERIOD                                      1,430,607             2,253,410
                                                                  ------------           -----------
CASH AT END OF THE PERIOD                                         $  2,931,042           $   225,873
                                                                  ============           ===========


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Nine Months Ended
                                                                    September 30,
                                                          --------------------------------
                                                              1999                  1998
                                                          ------------           ---------

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES
  Operating Expenses
     Write off of deferred income                         $(7,544,412)                  --
     Write off of interest receivable                     $11,345,183                   --

Financing Activities
     Cancellation of interest on Special Units
       applied to loan payable - Sunrise                  $(2,199,400)                  --
     Cancellation of Interest on Special Units applied
      to Accrued Partner Fees                             $  (204,184)                  --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
          Interest                                        $ 2,290,909           $2,454,670
          Real estate taxes                               $    91,997           $  136,944


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)


NOTE A -   FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures, which are normally included in financial statements of Granite Development Partners, L.P. ("Partnership") prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1998 Annual Report on Form 10K.
This annual report is being restated (see Note K).

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. There were adjustments for the nine months ended September 30, 1999, which were of a normal recurring nature. Adjustments were also made for the nine months ended September 30, 1999 resulting from the identification of costs in excess of those budgeted in the Silver Canyon Partnership ("SC Partnership"). As a result of these excess costs and their impact on the Partnership financial results, the General Partner of the Partnership, FC Granite, Inc., has elected to make changes relating to interest on its special units. Results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of results of operations which may be expected for the full year.

During the second quarter, American Nevada Corporation ("ANC"), the partner responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. Certain of these costs became known to operating personnel during the fourth quarter of 1998 and the 1998 Annual Report on Form 10K is being restated to reflect the effect of these excesses. Further information became known during the second quarter of 1999. The second quarter 1999 Form 10Q is also being restated to include this information. Prior year gross margins in the amount of $15,951,789 have been reversed and no gross margins were recorded on 1999 sales. To minimize the impact of these excess costs, the partners of SC Partnership have agreed in principle to amend the Silver Canyon Partnership Agreement. The changes resulting from the proposed amendment are reflected in this statement.

The proposed amendment to the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the Partnership. Amounts previously paid will be deemed return of capital.

2. ANC will fund one-half of the settlement amounts for the two lawsuits that have been settled (see Note I).

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENT DISCLOSURES (continued)

3. The Partnership will fund any future settlement for the outstanding lawsuit (see Note I) but will receive a priority distribution to cover such capital contribution.

4. After the priority distribution in #3, ANC and the Partnership will receive distributions pari passu until such time that ANC has recovered its entire cash investment except for $750,000.

5. Thereafter, the Partnership will receive all distributions until it has recovered its entire capital account. To the extent the Partnership does not recover its entire capital account, ANC will negotiate in good faith as to whether ANC should fund one-half of the outstanding lawsuit in #3.

6. After the Partnership has recovered its entire capital account, ANC and the Partnership will share all remaining distributions pari passu.

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

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)


NOTE D - PARTNERS' SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes.

Interest earned on the partners' special units amounted to $739,148 for the nine months ended September 30, 1999. During the period ended September 30, 1999, $1,072,170 of the interest was distributed to FC-Granite, Inc. Total interest earned and unpaid at December 31, 1998 was $988,237.

As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite, Inc. the holder of the special units, has modified the interest arrangement.

FC-Granite, Inc. has agreed to forfeit the $655,215 of unpaid interest on partners' special units as of September 30, 1999. FC-Granite, Inc. has further agreed to apply $2,199,400 and $204,184 of previously paid interest on special units as a repayment of principal on the loan payable to Sunrise Land Company ("Sunrise") and as a payment on accrued partner fees, respectively. See transactions with affiliates Note F.

NOTE E - MORTGAGE NOTES PAYABLE

The Partnership entered into various mortgage notes payable to purchase certain properties. Amounts outstanding under the terms of these agreements are $683,961 at September 30, 1999 and $776,659 at December 31, 1998. The notes payable are collateralized by mortgages on the properties. The following mortgage loans payable are outstanding at September 30, 1999:

During the year ended December 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first mortgage lien in an amount not to exceed $1,400,000. The principal amount outstanding bears interest at a rate one-half of one percent (1/2%) in excess of the prime rate (8.25% at September 30, 1999) and matures on November 21, 2000. As of September 30, 1999, the outstanding balance related to this loan was $563,961. The loan was established for the funding of the Thornbury development.

During the year ended January 31, 1996, the Partnership entered into a development loan agreement in an amount of $480,000. The principal amount outstanding bears interest at a rate of 8% and matures on October 16, 1999. As of September 30, 1999, the outstanding balance related to this loan was $120,000. The loan was established for the funding of the Fairfax Meadows development.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F - TRANSACTIONS WITH AFFILIATES

The sole general partner is FC-Granite, Inc., an Ohio corporation. FC-Granite, Inc. is a wholly owned subsidiary of Sunrise, the land division subsidiary of Forest City Enterprises, Inc.

FC-Granite, Inc. and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite, Inc. has modified the administrative fee arrangement. The administrative fee will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $77,123 as of June 30, 1999 will be deemed paid by the reapplication of part of the paid special units interest. Originally, FC-Granite, Inc. was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership, which is equal to one-sixth of 1% of the book value of the partnership properties as defined. Total administrative fees accrued for the six months ended June 30, 1999 and the nine months ended September 30, 1998 were $79,126 and $147,980, respectively. Fees outstanding as of December 31, 1998 were $196,494. The Partnership paid administrative fees of $198,497 during the period ended September 30, 1999.

As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise has modified the development fee arrangement. The development fee will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $67,765 as of June 30, 1999 will be deemed paid by the reapplication of part of the paid special units interest. Originally Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership's properties. Total development fees accrued for the six months ended June 30, 1999 and the nine months ended September 30, 1998 were $34,148 and $208,693, respectively. Fees outstanding as of December 31, 1998 were $569,473. The Partnership paid development fees of $535,856 during the period ended September 30, 1999.

As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite, Inc. has modified the real estate commissions arrangement. The real estate commissions will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $59,295 as of June 30, 1999 will be deemed paid by the reapplication of part of the paid special units interest. Total real estate commissions accrued for the six months ended June 30, 1999 and the nine months ended September 30, 1998 were $29,880 and $182,606, respectively. Commissions outstanding as of December 31, 1998 were $498,289. The Partnership paid commissions of $468,874 for the first six months of 1999 prior to the modification of the real estate commission arrangement.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)


NOTE F - TRANSACTIONS WITH AFFILIATES (continued)

Based on the Partners of the SC Partnership agreeing in principle to amend the Silver Canyon Partnership Agreement, the monthly administrative fee in the amount of $5,000 per month has been waived. Fees that were to be earned during the nine months ended September 30, 1999 and 1998 were $45,000. At September 30, 1999, accrued administrative fees totaling $220,000 have been reversed through the statement of operations.

Based on the Partners of the SC Partnership agreeing in principle to amend the Silver Canyon Partnership Agreement, the commission equal to 1.67% of gross sales as compensation for its services in conducting marketing and sales duties and authorization of sales contracts has been reapplied as payments on the amounts the Partnership has loaned SC Partnership. The Partnership earned $189,448 and $297,979 during the nine months ended September 30, 1999 and 1998, respectively. The total amount of commissions earned from inception through September 30, 1999 totaling $1,455,981 have been reversed through the statement of operations and applied to the advances to joint ventures.

During the nine months ended September 30, 1999, the Partnership repaid Sunrise $2,395,951 of funds loaned for expenditures at the Seven Hills project as of December 31, 1998 and subsequently borrowed additional funds totaling $2,199,400 which has been deemed paid by the reapplication of part of the paid special units interest. During the same period, Eaton Estate Partnership loaned the Partnership $5,302,042 to fund additional development expenditures. Funds advanced bear interest at 10%, totaling $360,086 at September 30, 1999, and will be paid back when excess funds are available.

NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in SC Partnership and a 30% interest in Eaton Estate Partnership. The Partnership's investments in SC Partnership at September 30, 1999 and December 31, 1998 were $(4,298,129) and $3,298,725, respectively, and in Eaton Estate Partnership at September 30, 1999 and December 31, 1998, were $2,607,522 and $2,454,662, respectively.

The Partnership has advanced $25,139,016 at September 30, 1999 and $26,665,660 at December 31, 1998 to the SC Partnership. Based on the partners of the SC Partnership agreeing in principle to amend the Silver Canyon Partnership Agreement, the above advances to SC Partnership shall not bear interest. All accrued and unpaid interest will be waived. No interest payments have been made historically. Originally, pursuant to the Amended and Restated Partnership Agreement for SC Partnership, funds advanced to SC Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime (8.25% at September 30, 1999) plus 1 3/4%. Total interest that would have been earned on the advances amounted to $2,000,460 and $1,863,314 for

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)


NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

the nine months ended September 30, 1999 and 1998, respectively. Total interest receivable as of September 30, 1999 and December 31, 1998 was $11,345,183 and $9,344,723 respectively. Interest income was deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the nine month periods ended September 30, 1999 and 1998 was $772,027 and $684,374, respectively. The interest receivable at September 30, 1999 has been waived. Total interest income recognized that was reversed in the three month period ended September 30, 1999 totaled $3,800,771.

The SC Partnership entered into a loan agreement with GMAC to fund development expenditures of the property. GMAC agreed, in accordance with the loan agreement, to make loans to the SC Partnership in an aggregate amount not to exceed $30,000,000. The outstanding balance due and payable as of December 31, 1998 was $350,972. The loan was due June 7, 1998. The SC Partnership had an agreement with GMAC to postpone the final payment of the balance due until alternative financing was secured. In January 1999, the SC Partnership obtained financing from Ohio Savings Bank. Ohio Savings Bank has agreed, in accordance with the loan agreement, to make loans to SC Partnership in an aggregate amount not to exceed $12,000,000. Proceeds were used to repay the GMAC loan on January 6, 1999. The loan agreement contains two debt service coverage ratios, which requires SC Partnership to maintain a certain level of net worth, as defined. Ohio Savings Bank has waived that requirement for the quarter ended September 30, 1999. The loan bears interest at 1% above prime rate (8.25% at September 30, 1999).

For the nine months ended September 30, 1999, see note H for the results of the SC Partnership. For the nine months ended September 30, 1999, the Eaton Estate Partnership generated a net income of $509,532. Of this amount, $152,859 has been recorded by the Partnership under the equity method.

NOTE H - JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the SC Partnership. The results for the nine months ended September 30, 1999 are affected by three events.

o During the second quarter of 1999, ANC, the partner in charge of on-site improvements of the project, identified cost overruns that required adjustment of the remaining inventory to its realizable value.

---------------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE H - JOINT VENTURE STATEMENT OF OPERATIONS (continued)

o    The Partnership settled certain golf course lawsuits.

o To minimize the impact of these cost overruns, the partners of SC Partnership have agreed in principle to amend the partnership agreement forfeiting certain previously earned commissions, fees and interest on advances. The effect of this proposed amendment is documented separately below as other capital transactions.

                                                   Nine Months          Nine Months
                                                      ended                ended
                                                September 30, 1999   September 30, 1998
                                                ------------------   ------------------
REVENUES
    Operating (loss) income                         $(17,518,905)       $2,896,154

EXPENSES
    Fees, partners                                        50,000            90,000
    Commissions                                        1,517,911         1,985,679
    Legal, professional and litigation costs           4,127,267           357,990
    Travel and entertainment                              23,236            29,330
    Operating and other                                  604,296           299,546
    Depreciation and amortization                         64,268           116,078
                                                    ------------        ----------
                  Subtotal                             6,386,978         2,878,623
                                                    ------------        ----------
NET (LOSS) INCOME                                   $(23,905,883)       $   17,531

Other capital transactions resulting
    from proposed amendment:

        Land inventory adjustment                   $  5,054,279        $     --

        Fees and commissions
           adjustment                                  6,110,701              --
                                                    ------------        ----------
                                                    $ 11,164,980              --

        Net change in SC Partnership                ------------        ----------
           capital                                  $(12,740,903)       $     --
                                                    ============        ==========

The Partnership recorded its proportionate share of the net change in the SC Partnership capital after giving effect the special allocations agreed to in the proposed amendment to the SC Partnership agreement (described in Note A).

The operating loss prior to the proposed amendment in the amount of $(17,518,905) results from an adjustment of the land inventory to its estimated realizable value. The adjustment in the amount of $17,758,816 was recorded in the second quarter 1999.

As a result of the proposed amendment, $5,054,279 of the land inventory adjustment resulted from the partners of SC Partnership agreeing to reverse interest that the partners had earned and the SC Partnership had capitalized to inventory.

Also as a result of the proposed amendment, certain fees and commissions previously earned by the partners of SC Partnership and expensed by the SC Partnership were reapplied from partnership expenses to repayment of certain Partner loans and capital. These previously paid items are as follows:

                                                        Fees            Commissions
                                                    ------------        -----------
American Nevada Corp.                               $     30,000        $4,224,719
Granite Development Partners                             220,000         1,455,982
Silver Canyon Corp.                                      180,000              --
                                                    ============        ==========
                                                    $    430,000        $5,680,701
                                                    ============        ==========

---------------------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE I - LITIGATION

The Partnership is involved in two separate instances of litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on the 29th day of March 1999. Trial is scheduled for sometime in the trial session which started November 8, 1999.

In Henderson, Nevada, SC Partnership is developing the Seven Hills project in conjunction with an adjacent golf course. Three lawsuits have been filed relating to the right to play on the golf course.

A class action lawsuit that was filed by the current homeowners in the Seven Hills project against SC Partnership and the golf course developers, among others, was settled in November 1999. Also in November 1999, a settlement has been reached in principle with the owner of the golf course that had filed a cross-claim against the Partnership and SC Partnership.

Still pending is a lawsuit filed by certain production homebuilding companies at Seven Hills. This litigation is currently in discovery with a trial scheduled for January 2000. The Partnership and SC Partnership believe they have meritorious defenses to the remaining claims of the builders and intend to continue to defend against them vigorously.

Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact that any of the homeowners' settlements or any remaining potential litigation could have on the Partnership's or SC Partnership's overall financial performance.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)


NOTE J - CHANGE IN FISCAL YEAR END

On December 16, 1998, the Partnership announced a change in fiscal year end. The change is effective with the Partnership's fourth fiscal quarter of 1998 which, under the old fiscal calendar, would have ended on January 31, 1999. Under new fiscal calendar, the fourth fiscal quarter of 1998 ended on December 31, 1998. The financial statements presented include the Partnership's operations which reflect the new fiscal quarters ended September 30, 1998 and 1999. The change was made to be consistent with the existing tax year end of December 31.

NOTE K - RESTATEMENT

The December 31, 1998 amounts are being restated to reflect additional land development costs known but not included in the computation of cost of sales in the Partnership. These adjustments had the effect of increasing cost of sales and decreasing net income for the 11 months ended December 31, 1998.

The following table summarizes the impact to the amounts previously reported:


                                                      For the 11 months ended December 31, 1998
                                                      -----------------------------------------
                                                        Previously reported         Restated
                                                        -------------------        -----------
Investments in and advances to joint ventures              $33,662,431             $32,221,489

Total partners' equity                                       1,397,281                 (43,661)

Income (loss) from joint ventures                            1,393,985                 (46,956)

Net income (loss)                                              225,883              (1,215,058)

PART I - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    The following discussion and analysis of Granite Development Partners, L.P. ("Partnership"), should be read in conjunction with the audited financial statements as of December 31, 1998 contained in the Annual Report on Form 10-K.

Results of Operations

    For the nine months ended September 30, 1999 and 1998, the Partnership reported net losses of $14,573,026 and $1,670,510 respectively. The increase in net loss is primarily the result of the following: a net loss from joint ventures of $7,443,996 for the nine month period ended September 30, 1999 versus an income of $446,838 for the nine month period ended September 30, 1998; the reapplication of $3,800,771 of previously recorded interest income; the reapplication of $1,455,981 of previously recorded commission income; and the reapplication of $220,000 of administrative fee income.

    The loss from joint ventures resulted primarily from a write down of inventory of the Silver Canyon Partnership ("SC Partnership") to its realizable value. The net change in capital for the nine months ended September 30, 1999 from the SC Partnership was $12,740,903.

    During the second quarter of 1999, American Nevada Corporation ("ANC"), the Partner in SC Partnership responsible for the on-site improvements in the Seven Hills project, identified that costs would be incurred in excess of budget to complete the project. SC Partnership engaged in an extensive review of project costs. This review revealed net cost overruns in excess of thirty million dollars. These excess costs resulted primarily from an increase in the scope of landscape and greenbelt improvements for the balance of the property, as well as unanticipated increases in parcel development costs. As a result of these excess costs, the Partners of SC Partnership began negotiations to restructure and amend their agreement. The intent of the restructuring is to result in a more equitable sharing of the excess costs by the Partners and to preserve cashflow available to meet the Partnership's obligations.

    SC Partnership adjusted its remaining inventory by the amount of $21,006,068 as a result of the excess costs. This adjustment was partially offset by the results of the restructuring and amendment of the Silver Canyon Partnership Agreement. Certain commissions previously earned and paid to the Partners of SC Partnership, and expensed by SC Partnership, were reapplied as repayment of the Partners of SC Partnership's loans and capital. Interest earned and paid to Partners on loans, and expensed by the SC Partnership, were treated the same. To minimize the impact of the excess costs, the Partners will forfeit all future commissions and interest. The Partners have agreed to these changes in principle. The results of the proposed changes of this agreement have been reflected in the financial statements.

    The Partnership recorded sales of $3,613,680 for the nine month period ended September 30, 1999 versus $4,051,520 for the nine month period ended September 30, 1998. The Partnership sold 44 lots located in The Ledges subdivision in Twinsburg, Ohio for a total of $2,655,680, five lots in the Fairfax Meadows development in Medina, Ohio for $510,000, six lots in Cambridge Park in North Royalton, Ohio for $368,000 and the last remaining acre in Drake Estates in Strongsville, Ohio for $80,000. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported no sales for the nine months ended September 30, 1999 and 1998 but did have interest income for the nine months ended September 30, 1999 of $464,715. The SC Partnership reported sales of $13,519,705 for the nine months ended September 30, 1999 versus $18,983,052 for the nine months ended September 30, 1998.

    As of September 30, 1999, the following significant sales were under contract: eight lots in Fairfax Meadows development in Medina, Ohio for $344,000, five lots in The Ledges subdivision in Twinsburg, Ohio for $290,000 and 72 lots in the Seven Hills development in Henderson, Nevada for $5,923,714.

    Interest income totaled $934,262 for the nine months ended September 30, 1999 versus $552,446 for the nine months ended September 30, 1998. Interest income is comprised of interest earned on notes receivable from the sales of developed property, and funds advanced to the joint ventures. Interest income earned on funds advanced to SC Partnership is being deferred and recognized as sales occur. The increase in interest income is mainly due to the recognition of deferred interest income of $772,027 related to SC Partnership sales. As a result of the amending of the SC Partnership, interest of $3,800,771 earned in this quarter and in previous years has been reapplied as repayment of partner loans and capital. Interest income earned on funds advanced to the SC Partnership that was previously deferred has been reversed in the period ending September 30, 1999.

    Commission income totaled $189,448 for the nine months ended September 30, 1999 versus $297,979 for the nine months ended September 30, 1998. Commission income earned during this quarter and in prior years, from the SC Partnership, in the amount of $1,455,981 has been reapplied as repayment of partner loans and capital.

    Other income totaled 109,864 for the nine months ended September 30, 1999 versus $365,604 for the nine months ended September 30, 1998. Other income is mainly deferred development fee income from SC Partnership. Development fee income earned during this quarter and in prior years in the amount of $220,000 has been reapplied as repayment of partner loans and capital.

    The interest, commission, and development fee income in the amounts of $3,800,771, $1,455,981, and $220,000 respectively, recorded through the statement of operations in this quarter and in prior years, has been reversed through the statement of operations during the period ended September 30, 1999. The total amount of $5,476,752 has been recorded as loss from joint venture amendment in the statement of operations.

Financial Condition and Liquidity

    Net cash used in operating activities was $1,650,597 for the nine months ended September 30, 1999 versus $2,198,040 for the nine months ended September 30, 1998. The decrease in net cash used in operating activities is primarily the result of an increase in net operating loss of $14,573,026 for the nine months ended September 30, 1999 versus $1,670,510 for the nine months ended September 30, 1998 and a loss from joint ventures of $7,443,996 for the nine months ended September 30, 1999 versus an income from joint ventures of $446,838 for the nine months ended September 30, 1998. Included in the nine months ended September 30, 1999 is the forgiveness of capitalized interest income previously recognized of $3,800,771; forgiveness of commission income of $1,455,981; and forgiveness of administrative fee income of $220,000.

    Net cash provided by investing activities was $70,663 for the nine months ended September 30, 1999, which were payments made by the defaulting partner for the Shortfall Loan made by the Partnership to SC Partnership in fiscal year 1998. On September 28, 1998, SC Partnership issued a capital call to its three partners in the amount of $552,095 each. One of the partners, Silver Canyon Corporation, failed to pay its capital call of $552,095 and was therefore in default. Pursuant to the terms of the Silver Canyon Partnership Agreement, each of the other two partners, Granite Silver Development Partner, L.P. and ANC elected to make Shortfall Loans, each in the amount of $276,047 to the partnership. Loans to the defaulting partner bear interest at the rate of 25% per annum and are payable from all distributions, fees or compensation which may otherwise be due to the defaulting partner. Net cash used in investing activities for the nine months ended September 30, 1998 was $2,383,944 and consists of funds advanced the SC Partnership for operating expenses.

    Net cash provided by financing activities was $3,080,369 for the nine month period ended September 30, 1999 versus net cash provided by financing activities of $2,554,447 for the nine month period ended September 30, 1998. The net cash provided during the nine month period ended September 30, 1999 was primarily the result of funds advanced from Eaton Estate Partnership of $5,302,042 to fund development expenditures, to pay back the $2,395,951 loan from Sunrise, and to pay interest on partners' special units of $1,072,170. The Partnership subsequently borrowed an additional $2,199,400 from Sunrise to fund additional development expenditures. The net cash provided during the nine month period ended September 30, 1998 was the result of funds borrowed from Eaton Estate Partnership of $1,261,331 for development expenditures and for the repayment of the loan payable to Sunrise of $921,768. The Partnership subsequently borrowed an additional $2,645,951 from the Sunrise to fund additional development expenditures. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on November 15, 1999.

  The Partnership is involved in two separate instances of litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000.
However,
the Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on the 29th day of March 1999. Trial is scheduled for sometime in the trial session which started November 8, 1999.

    In Henderson, Nevada, SC Partnership is developing the Seven Hills project in conjunction with an adjacent golf course. Three lawsuits have been filed relating to the right to play on the golf course.

    A class action lawsuit that was filed by the current homeowners in the Seven Hills project against SC Partnership and the golf course developers, among others, was settled in November 1999. Also in November 1999, a settlement has been reached in principle with the owner of the golf course that had filed a cross-claim against the Partnership and SC Partnership.

    Still pending is a lawsuit filed by certain production homebuilding companies at Seven Hills. This litigation is currently in discovery with a trial scheduled for January 2000.

    The Partnership and SC Partnership believe they have meritorious defenses to the remaining claims of the builders and intend to continue to defend against them vigorously.

    Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact that any of the homeowners' settlements or any remaining potential litigation could have on the Partnership's or SC Partnership's overall financial performance.

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

II. PLAN

    The Partnership's plan concentrates on testing the compliant systems and identifying other systems, such as embedded systems, that are not part of the new software. The specific steps of the plan include:

o   Capturing an inventory of all systems including:
         >>  The new Year 2000 compliant software.
         >>  Computer related hardware and peripherals.
         >> Internal systems that may have been developed utilizing the compliant code.

         >> Embedded or operational systems, including our telephone, heating and air conditioning systems, fire alarm systems, security systems, and elevator systems.
o   Obtaining compliance letters from all vendors in the inventory;
o   Testing systems for compliance;
o Upgrading or replacing software and operational or embedded systems as needed;
o Contacting our major business partners (suppliers, contractors, utilities, financial institutions, etc.) to insure that they have an active Year 2000 compliance program.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

    The Partnership is involved in two separate instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note I of the September 30, 1999 unaudited financial statements and management's discussion and analysis of financial condition which appears in
Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits - none

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Granite Development Partners, L.P.
                             ----------------------------------
                                        (Registrant)


DATE: 11/23/99               /s/ Robert F. Monchein
     -------------           -----------------------------------------------
                                 Robert F. Monchein
                                 President
                                 FC-Granite, Inc., the general partner of
                                 Granite Development Partners, L.P.


DATE: 11/23/99               /s/ Mark A. Ternes
     -------------           -----------------------------------------------
                                 Mark A. Ternes
                                 Controller
                                 FC-Granite, Inc., the general partner of
                                 Granite Development Partners, L.P.