Form 10-KT/A
period 1998-12-31
GRANITE DEVELOPMENT PARTNERS LP
filed 1999-12-15
CIK 925171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                  FORM 10-KT/A
(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended _____________________________

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

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             34-1754061
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

1250 Terminal Tower           50 Public Square          Cleveland, Ohio   44113
-------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code   216-416-6060
                                                   ---------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                       None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT/A or any amendment to this form 10-KT/A. ( )

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS




PART I.                                                                  PAGE
-------                                                                  ----

Item     1.       Business                                                   3
         2.       Properties                                                 4
         3.       Legal Proceedings                                          5
         4.       Submission of Matters to a Vote of Security Holders        5


PART II
-------

Item     5.       Market for Registrant's Common Equity
                        and Related Stockholder Matters ......................5
         6.       Selected Financial Data ....................................6
         7.       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ............................7
         7A.      Quantitative and Qualitative Disclosure About Marketing
                        Risk ................................................16
         8.       Financial Statements and Supplementary Data ...............17
         9.       Changes in and Disagreements with Accountants on
                        Accounting And Financial Disclosure .................51

PART III.
---------

Item     10.      Directors and Executive Officers of the
                        General Partner of the Registrant ...................51
         11.      Executive Compensation ....................................52
         12.      Security Ownership of Certain Beneficial Owners and
                        Management ..........................................52
         13.      Certain Relationships and Related Transactions ............52


PART IV
-------

Item     14.      Exhibits, Financial Statement Schedules and Reports on
                        form 8-K ............................................53

                                     PART I
                                     ------


Item 1.   Business
------------------

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

Item 2. Properties
------------------

         The following properties remain in the Partnership property portfolio as of December 31, 1998:

NAME                          DESCRIPTION
----                          -----------

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

North Olmsted Industrial      Located in North Olmsted, Ohio. Approximately 3.5
    Park                      acres improved industrial property.

Royal Valley                  Located in North Royalton, Ohio. Consists of three
                              (3) one-quarter acre lots within a 237 acre planned residential community.

Solon Estates                 Located in Solon,  Ohio. Consists of 250 acres
(Thornbury)                   zoned for one (1) acre  single  family lots
                              and cluster homesites.

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

Music Street                  Located in Newbury Township, Geauga County, Ohio.
                              Consists of thirty (30) three (3) acre lots of which seven lots remain.

Fairfax Meadows               Located in Medina, Ohio. Consists of 73 acres
                              zoned for 142 single family residential sublots of which 98 lots remain.

Item 3. Legal Proceedings
-------------------------

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

         Silver Canyon Partnership, a Nevada Limited Partnership, owned 33.3% by the Partnership, is the owner and developer of an approximately 1,300 acre master planned community located in Henderson, Nevada. The property is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and the other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that Seven Hills homeowners do have a right to play on the golf course, providing they pay a greens fee of $300 per round. An additional hearing on damages has been scheduled for October 1999. The owner of the golf course has filed a cross-claim against the Partnership, Silver Canyon, and the other entities in the damage claim. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners after the hearing on damages. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to continue to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance. See Note N "Subsequent Events" for impact of current status of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         No matters were submitted to a vote of security holders during the eleven months ended December 31, 1998.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

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

Item 6.  Selected Financial Data
----------------------------------------------


                              Fiscal            Fiscal              Fiscal           Fiscal            Fiscal
                              1998*             1997**              1996***          1995****          1994*****
                          -----------        -----------        -----------        -----------        -----------
                          (Restated)

OPERATING RESULTS
Gross Sales               $ 8,417,447        $ 5,709,083        $12,367,374        $ 7,035,769        $ 8,506,100
Net (Loss) Income         $(1,215,059)       $  (357,213)       $   966,815        $  (158,487)       $(3,903,155)

                          December 31,       January 31,         January 31,       January 31,        January 31,
                              1998               1998               1997               1996               1995
                          -----------        -----------        -----------        -----------        -----------
FINANCIAL POSITION
Total assets              $49,641,324        $48,015,304        $50,492,484        $49,013,469        $41,084,314
Land and land
improvements              $ 3,203,853        $ 6,360,771        $ 6,948,665        $12,278,824        $13,415,890
Restricted cash
equivalents               $         -        $   481,287        $ 4,602,891        $ 1,308,453        $ 4,039,263
Investments in and
advances to joint
ventures                  $32,221,489        $29,748,165        $25,866,537        $22,686,561        $16,694,226
Long-term debt,
including mortgage
debt                      $36,776,659        $37,242,514        $36,910,472        $41,110,025        $37,348,370


      * Fiscal 1998 results are for the eleven months ended December 31, 1998 ** Fiscal 1997 results are for the year ended January 31, 1998
    *** Fiscal 1996 results are for the year ended January 31, 1997
   **** Fiscal 1995 results are for the year ended January 31, 1996
  ***** Fiscal 1994 results are for the year ended January 31, 1995

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

         The results of operations discussed below reflect the change in the Partnership year-end from January 31 to December 31. This change in year-end was to make consistent the Partnership's tax year with the fiscal year and to make the Partnership's fiscal year end consistent with its two major joint ventures, Eaton Estates Partnership and Silver Canyon Partnership. Silver Canyon also changed its fiscal year-end from January 31 to December 31 concurrently with the Partnership. The Partnership's results of operations for the eleven months ended December 31, 1998, and the years ended January 31, 1998, 1997, and 1996 include the Financial Results, accounted for on the equity basis, of Eaton Estate Partnership for the fiscal years ended December 31, 1998, 1997, 1996, and 1995, respectively, and Silver Canyon Partnership for the eleven months ended December 31, 1998 and the fiscal years ended January 31, 1998, 1997 and 1996, respectively. The results of Eaton Estates, reflects twelve months of operations, which is consistent with prior periods presented.

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

         Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $8,429,232, $7,257,167, $9,328,118 and $9,224,344 for the eleven months ended December 31, 1998, and the years ended January 31, 1998, 1997, 1996, respectively. The level of sales activity is expected to decrease in 1999 as there is a limited amount of land remaining to be developed and sold.

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

         Operating and other expenses totaled $426,826 for the eleven months ended December 31, 1998 versus $177,541 for the year ended January 31, 1998. Operating and other expenses are mainly comprised of legal fees, other professional fees, title fees and escrow fees. Other professional fees increased from $24,794 for the year ended January 31, 1998 to $65,144 for the eleven months ended December 31, 1998. Marketing research increased from $10,570 for the year ended January 31, 1998 to $48,422 for the eleven months ended December 31, 1998. Title and escrow fees increased from $54,369 for the year ended January 31, 1998 to $85,694 for the eleven months ended December 31, 1998 . During the eleven months ended December 31, 1998, an accrual of $100,000 was recorded for the probable damages relating to the litigation proceedings for the 194th Street property located in Miami Beach, Florida.

         Operating and other expenses totaled $177,541 for the year ended January 31, 1998 versus $515,445 for the year ended January 31, 1997. Legal and professional fees decreased from $277,532 at January 31, 1997 to $95,059 at January 31, 1998. Title and escrow fees decreased from $139,112 at January 31, 1997 to $54,369 at January 31, 1998.

         Loss from Joint Ventures was $46,957 for the eleven months ended December 31, 1998 versus income of $1,663,201 for the year ended January 31, 1998. Loss from Joint Ventures consists of loss from Silver Canyon Partnership and income from Eaton Estate Partnership, both being recorded by the Partnership under the equity method. The decrease in joint venture income in fiscal 1998 is mostly due to increases in project costs and, therefore, cost of sales for the Silver Canyon Partnership.

         The Partnership reported a net loss of $1,215,059 for the eleven months ended December 31, 1998 versus a net loss of $357,213 for the year ended January 31, 1998. The increase in net loss is mainly the result of a loss from joint ventures of $46,957 for the eleven months ended December 31, 1998 versus an income from joint ventures of $1,663,201 for the year ended January 31, 1998. This is partially offset by net sales of $2,479,013 for the eleven months ended December 31, 1998 versus $2,088,020 for the year ended January 31, 1998 and interest income of $1,452,474 for the eleven months ended December 31, 1998 versus $1,150,137 for the year ended January 31, 1998.

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

         A class action lawsuit that was filed by the current homeowners in the Seven Hills project against Silver Canyon Partnerships and the golf course developers, among others, was settled in November 1999. Also in November 1999, a settlement has been reached in principle with the owner of the golf course that had filed a cross-claim against the Partnership and Silver Canyon Partnership.

         Still pending is a lawsuit filed by certain production homebuilding companies at Seven Hills. This litigation is currently in discovery with a trial scheduled for January 2000. The Partnership and Silver Canyon Partnerships believe they have meritorious defenses to the remaining claims of the builders and intend to continue to defend against them vigorously.

         During the second quarter of 1999, information became available to indicate that additional costs in excess of budget to complete the Seven Hills project were to be incurred. These excess costs at the Silver Canyon Partnership reduced the projects gross margin to zero and caused the reversal of $12,704,537 of gross margins recorded through December 31, 1998 and $1,458,836 of gross margins were reversed on 1999 sales.

         To minimize the impact of the identified costs in excess of budget to complete the Seven Hills project (See Note M), the partners of Silver Canyon Partnership have agreed in principle to amend the Silver Canyon Partnership Agreement. The changes resulting from the amendment are reflected in the Form 10-Q for the quarterly period ended September 30, 1999.

The amendment to the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the Partnership. Amounts previously paid will be deemed return of capital.

2. ANC will fund one-half of the settlement amounts for the two lawsuits that have been settled.

3. The Partnership will fund any future settlement for the outstanding lawsuit but will receive a priority distribution to cover such capital contribution.

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

6. After the Partnership has recovered its entire capital account, ANC and the Partnership will share all remaining distributions pari passu.


         The following table summarizes the impact of the amendment to Silver Canyon Partnership as of September 30, 1999:

Land inventory adjustment                                            $ 5,054,279
Fees and commissions adjustment                                        6,110,701
                                                                     -----------
Total adjustments                                                    $11,164,980
                                                                     ===========

         The following table summarizes the impact of the amendment to the Silver Canyon Partnership Agreement as it relates directly to the Partnership as of September 30, 1999:

Forgiveness of capitalized income recognized                          $3,800,771
Forgiveness of commission income                                       1,455,981
Forgiveness of administration fee income                                 220,000
                                                                      ----------
                                                                      $5,476,752
                                                                      ==========

         Also, as a result of the Silver Canyon Partnership excess costs and their impact on the Partnership, FC-Granite, Inc. and Sunrise have forgiven certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses:

Administrative fees to FC-Granite                                       $ 77,123
Real estate commissions to FC-Granite                                     59,295
Development fees to Sunrise                                               67,765
Interest to Sunrise                                                       84,476
                                                                        --------
                                                                        $288,659
                                                                        ========

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Partnership's primary market risk exposure is interest rate risk. At December 31, 1998, the Partnership had $776,659 of variable rate debt.

Management has and will continue to manage interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt to ensure that variable rate exposure is kept at an acceptable level.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligation's the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                 EXPECTED MATURITY DATE
                               ---------------------------------------------------------------------
                                                                                                                        Fair Market
                               -----------   -----------    -----------    -----------    -----------    -----------
                                   1999          2000          2001            2002           2003          Total          Value
                               -----------   -----------    -----------    -----------    -----------    -----------    -----------

FIXED:
Senior notes                   $       -     $       -      $       -          $   -      $36,000,000    $36,000,000    $36,000,000

Weighted average interest
rate                               10.83%        10.83%         10.83%         10.83%           10.83%         10.83%           -
                               -----------   -----------    -----------    -----------    -----------    -----------    -----------
                               $       -     $       -      $       -          $   -      $36,000,000    $36,000,000    $36,000,000

VARIABLE:
 Variable rate  mortgage debt  $   260,000   $   140,000    $   376,659        $   -      $       -      $   776,659    $   776,659

                               -----------   -----------    -----------    -----------    -----------    -----------    -----------
  Total variable  rate debt    $   260,000   $   140,000    $   376,659        $   -      $       -      $   776,659    $   776,659

                               $   260,000   $   140,000    $   376,659        $   -      $36,000,000    $36,776,659    $36,776,659
                               ===========   ===========    ===========    ===========    ===========    ===========    ===========

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Granite Development Partners, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' deficit and cash flows after the restatement described in Note M, present fairly, in all material respects, the financial position of Granite Development Partners, L.P. (A Delaware Limited Partnership) (the "Partnership") as of December 31, 1998, January 31, 1998, and January 31, 1997, and the results of its operations and its cash flows for the eleven months ended December 31, 1998, and for each of the years ended January 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion of these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                             /S/ PricewaterhouseCoopers LLP
                                             ------------------------------
                                             PricewaterhouseCoopers LLP













Cleveland, Ohio
March 31, 1999 (except for Note M and Note N, as to which the date is December 9, 1999.)

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS


                                                            December 31,       January 31,        January 31,
                                                            -----------        -----------        -----------
                                                               1998               1998                1997
                                                            -----------        -----------        -----------
                                                             (Restated)

ASSETS
------

LAND                                                        $ 1,772,580        $ 3,081,890        $ 4,472,219
LAND IMPROVEMENTS                                             1,431,273          3,278,881          2,476,446
                                                            -----------        -----------        -----------
                                                              3,203,853          6,360,771          6,948,665

RESTRICTED CASH EQUIVALENTS                                           -            481,287          4,602,891

MORTGAGE NOTES RECEIVABLE                                     2,955,344          3,149,565          6,323,446

INVESTMENTS IN AND ADVANCES TO
JOINT VENTURES                                               32,221,489         29,748,165         25,866,537

OTHER ASSETS
Mortgage procurement costs, net of accumulated
amortization of  $2,280,601 at December 31, 1998,
$1,906,317 at January 31, 1998 and $1,446,575 at
January 31, 1997                                                      -            374,284            826,126

Organization costs, net of accumulated amortization
of  $748,117 at December 31, 1998, $668,805
at January 31, 1998 and $449,697 at January 31, 1997                  -             79,312            298,420


Cash                                                          1,430,607            224,158            286,988

Interest receivable                                           9,629,531          7,397,262          5,207,019

Other                                                            25,500             80,500             55,000

Commission receivable                                                 -                  -             17,392

Administrative fee receivable                                   175,000            120,000             60,000
                                                            -----------        -----------        -----------
                                                             11,260,638          8,275,516          6,750,945
                                                            -----------        -----------        -----------

                                                            $49,641,324        $48,015,304        $50,492,484
                                                            ===========        ===========        ===========

See notes to financial statements

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                           BALANCE SHEETS (continued)

                                  December 31,         January 31,          January 31,
                                  ------------         ------------         ------------
                                      1998                 1998                 1997
                                  ------------         ------------         ------------
                                   (Restated)

LIABILITIES
PARTNERS' SPECIAL UNITS
& PARTNERS' DEFICIT
-------------------

SENIOR NOTES PAYABLE              $ 36,000,000         $ 36,000,000         $ 36,000,000
MORTGAGE NOTES PAYABLE                 776,659            1,242,514              910,472
LOAN PAYABLE - SUNRISE               2,395,951                    -              921,768
LOAN PAYABLE - EATON                   878,462            1,114,400                    -
OTHER LIABILITIES
Accounts payable                       962,805              463,373               48,632
Accrued fees, partners               1,264,257              207,145              935,796
Accrued interest                       924,057              975,845            1,009,139
Accrued real estate taxes               99,953              143,899              134,913
Deposits                                 3,579              819,077            3,199,100
Deferred income                      6,379,262            5,877,653            4,656,074
                                  ------------         ------------         ------------
                                     9,633,913            8,486,992            9,983,654
PARTNERS' EQUITY (DEFICIT)

Partners' special units              9,000,000            9,000,000            9,000,000
Partners' deficit                   (9,043,661)          (7,828,602)          (6,323,410)
                                  ------------         ------------         ------------
                                       (43,661)           1,171,398            2,676,590
                                  ------------         ------------         ------------

                                  $ 49,641,324         $ 48,015,304         $ 50,492,484
                                  ============         ============         ============



See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS

                                         For the 11 months       For the year         For the year         For the year
                                                ended                ended                ended                ended
                                            December 31,          January 31,          January 31,          January 31,
                                                1998                 1998                 1997                 1996
                                            ------------         ------------         ------------         ------------
                                             (Restated)

REVENUES
Sales of developed property                 $  8,417,447         $  5,709,083         $ 12,367,374         $  7,035,769
Cost of sales                                 (5,938,434)          (3,621,063)          (7,736,755)          (2,992,237)
                                            ------------         ------------         ------------         ------------
                                               2,479,013            2,088,020            4,630,619            4,043,532

Interest                                       1,452,474            1,150,137            1,165,599              383,508
Commission                                       504,182              453,965              192,588               98,759
Other                                            359,984              352,173              189,904              117,936
                                            ------------         ------------         ------------         ------------
                                               4,795,653            4,044,295            6,178,710            4,643,735
                                            ------------         ------------         ------------         ------------

EXPENSES
Interest                                       3,953,210            4,251,226            4,345,499            4,446,764
Fees, partners                                 1,057,112              746,638            1,445,192            1,696,385
Real estate taxes                                 73,012              210,453              276,309              393,695
Operating and other                              426,826              177,541              515,445              572,913
Amortization                                     453,595              678,851              635,723              613,855
                                            ------------         ------------         ------------         ------------
                                               5,963,755            6,064,709            7,218,168            7,723,612
                                            ------------         ------------         ------------         ------------
                                              (1,168,102)          (2,020,414)          (1,039,458)          (3,079,877)

Gain on sale of partnership interest                   -                    -                    -            2,144,190
(Loss) Income from joint ventures                (46,957)           1,663,201            2,006,273              777,200
                                            ------------         ------------         ------------         ------------

NET (LOSS) INCOME                           $ (1,215,059)        $   (357,213)        $    966,815         $   (158,487)
                                            ============         ============         ============         ============







See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                          Sunrise           FC-Granite            Limited
                                         Land Co.              Inc.               Partners              Total
                                      ------------         ------------         ------------         ------------


Balance at January 31, 1995           $    (38,932)        $ (9,178,564)        $          -         $ (9,217,496)

Net loss                                    (1,585)            (156,902)                   -             (158,487)
                                      ------------         ------------         ------------         ------------

Balance at January 31, 1996                (40,517)          (9,335,466)                   -           (9,375,983)

Capital contribution -
exercise of warrants                             -                    -            3,999,960            3,999,960

Withdrawal of original
limited partner                             40,517              (40,517)                   -                    -

Distribution of interest
 on special units                                -           (1,914,202)                   -           (1,914,202)

Net income                                       -              966,815                    -              966,815
                                      ------------         ------------         ------------         ------------

Balance at January 31,1997                       -          (10,323,370)           3,999,960           (6,323,410)

Distribution of interest
 on special units                                -           (1,147,979)                   -           (1,147,979)

Net loss                                         -              (89,304)            (267,909)            (357,213)
                                      ------------         ------------         ------------         ------------

Balance at January 31, 1998                      -          (11,560,653)           3,732,051           (7,828,602)

Net loss for the eleven months
(Restated)                                       -             (303,765)            (911,294)          (1,215,059)
                                      ------------         ------------         ------------         ------------

Balance at December 31, 1998
(Restated)                            $          -         $(11,864,418)        $  2,820,757         $ (9,043,661)
                                      ============         ============         ============         ============







See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                             STATEMENTS OF CASH FLOW

                                                         For the 11 months      For the year       For the year        For the year
                                                                ended              ended                ended             ended
                                                            December 31,        January 31,         January 31,         January 31,
                                                                1998                1998                1997               1996
                                                            -----------         -----------         -----------         -----------
                                                             (Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income                                           $(1,215,059)        $  (357,213)        $   966,815         $  (158,487)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
   Amortization                                                 453,595             678,851             635,723             613,855
   Loss (income) from joint ventures                             46,957          (1,663,201)         (2,006,273)           (777,200)
   Gain on sale of partnership interest                               -                   -                   -          (2,144,190)
Changes in operating assets and liabilities:
   Decrease in land and land improvements                     3,156,919             587,894           5,330,159           1,137,066
   Decrease (increase) in restricted cash equivalents           481,287           4,121,604          (3,294,438)          2,730,810
   Decrease (increase) in mortgage notes receivable             194,221           3,173,881          (1,910,357)         (1,746,626)
   Increase in organization costs                                     -                   -                   -             (50,586)
   Increase in interest receivable                           (2,232,269)         (2,190,243)         (2,259,325)         (1,985,517)
   Decrease (increase) in other assets                           55,000             (25,500)            (55,000)                  -
   Decrease in development fee receivable                             -                   -                   -             402,133
   Decrease (increase) in commission receivable                       -              17,392             (17,392)                  -
   (Increase) decrease in administrative fee receivable         (55,000)            (60,000)            (60,000)             81,250
   Increase (decrease) in accounts payable                      499,432             414,741             (85,303)             33,754
   Increase (decrease) in accrued fees, partners              1,057,112            (728,651)            762,576                   -
   (Decrease) increase in accrued interest                      (51,788)            (33,294)             38,023              65,576
   (Decrease) increase in accrued real estate taxes             (43,946)              8,986            (146,972)            208,318
   (Decrease) increase in deposits                             (815,498)         (1,265,623)          1,580,586           1,116,514
   Increase in deferred income                                  501,609           1,221,579           1,287,166           2,170,057
                                                            -----------         -----------         -----------         -----------

   Net cash provided by operating activities                  2,032,572           3,901,203             765,988           1,696,727
                                                            -----------         -----------         -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from sale of partnership interest                         -                   -                   -           2,990,000
   Distribution from affiliates                                 750,000             642,600              93,530                   -
   Investments in and advances to affiliates                 (3,270,281)         (2,861,027)         (1,267,233)         (6,060,945)
                                                            -----------         -----------         -----------         -----------

   Net cash used in investing activities                     (2,520,281)         (2,218,427)         (1,173,703)         (3,070,945)
                                                            -----------         -----------         -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from exercise of warrants                                 -                   -           2,999,880                   -
   Proceeds from loan payable - Sunrise                       2,395,951                   -             190,000             731,768
   Repayment of loan payable - Sunrise                                -            (921,768)                  -                   -
   Proceeds from loan payable - Eaton                         2,580,890                   -                   -                   -
   Repayment of loan payable - Eaton                         (2,816,828)                  -                   -                   -
   Distribution of interest on special units                          -          (1,147,980)         (1,914,202)                  -
   Proceeds from mortgage notes payable                               -             922,472             753,962           4,480,000
   Repayment of mortgage notes payable                         (465,855)           (590,430)         (4,953,515)           (718,345)
   Increase in mortgage procurement cost                              -              (7,900)            (17,000)            (35,701)
                                                            -----------         -----------         -----------         -----------

   Net cash provided by (used in) financing activities        1,694,158          (1,745,606)         (2,940,875)          4,457,722
                                                            -----------         -----------         -----------         -----------

INCREASE (DECREASE) IN CASH                                   1,206,449             (62,830)         (3,348,590)          3,083,504
CASH AT BEGINNING OF THE PERIOD                                 224,158             286,988           3,635,578             552,074
                                                            -----------         -----------         -----------         -----------
CASH AT END OF THE PERIOD                                   $ 1,430,607         $   224,158         $   286,988         $ 3,635,578
                                                            ===========         ===========         ===========         ===========

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                       STATEMENTS OF CASH FLOW (continued)

                                                     For the 11 months     For the year    For the year      For the year
                                                           ended              ended            ended             ended
                                                        December 31,       January 31,      January 31,       January 31,
                                                            1998              1998              1997              1996
                                                         ----------        ----------        ----------        ----------
                                                         (Restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                $4,004,998        $4,284,520        $4,307,476        $4,381,188
Real estate taxes                                       $  116,958        $  201,467        $  423,281        $  185,377

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Exercise of warrants                                    $        -        $        -        $1,000,080        $        -

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE A  -         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations discussed below reflect the change in the Partnership year-end from January 31 to December 31. This change in year-end was to make consistent the Partnership's tax year with the fiscal year and to make the Partnership's fiscal year end consistent with its two major joint ventures, Eaton Estates Partnership and Silver Canyon Partnership. Silver Canyon also changed it's fiscal year-end from January 31 to December 31 concurrently with the Partnership. The Partnership's results of operations for the eleven months ended December 31, 1998, and the years ended January 31, 1998, 1997, and 1996 include the Financial Results, accounted for on the equity basis, of Eaton Estate Partnership for the fiscal years ended December 31, 1998, 1997, 1996, and 1995, respectively, and Silver Canyon Partnership for the eleven months ended December 31, 1998 and the fiscal years ended January 31, 1998, 1997 and 1996, respectively. The restated Eaton Estates, reflects twelve months of operations, which is consistent with prior periods presented.

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

Business Segment Information
----------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 131- Disclosure about Segments of an Enterprise and Related Information. SFAS 131 establishes

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES (continued)

standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about the products and services, geographic areas and major customers. The sole business of the Partnership is to acquire, develop, market and sell Partnership properties. The Partnership evaluates operating results and allocates resources on a property-by-property basis. The Partnership does not distinguish or group its operations on a geographic basis. Accordingly, the Partnership believes it has a single reportable segment for SFAS 131 purposes. Further, all operations are within the United States. Therefore, no additional disclosure relating to the adoption of SFAS 131 is considered necessary.

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

NOTE D - PARTNERS' SPECIAL UNITS

Until the senior notes payable are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and will be paid pari-passu with interest on the Senior Notes. Interest incurred on the partners' special units for the eleven months ended December 31, 1998, and for the years ended January 31, 1998 and 1997, totaled $904,305, $974,700 and $985,530, respectively. Interest incurred from November 15, 1993 (inception) through January 31, 1996, totaled $2,136,218. During the years ended January 31, 1998, 1997 and 1995, respectively, $1,147,980,

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE D - PARTNERS' SPECIAL UNITS (continued)

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

NOTE F - TRANSACTIONS WITH AFFILIATES

See Note N "Subsequent Events" for the impact of the Silver Canyon Partnership Agreement Amendment to transactions with affiliates.

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

During the eleven months ended December 31, 1998, Sunrise loaned the Partnership $2,395,951 to fund additional development expenditures at the Silver Canyon project. Total interest of $154,054 at a fixed rate of 10% has been accrued during the eleven months ended December 31, 1998.

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

NOTE H - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

See Note N "Subsequent Events" for the impact of the Silver Canyon Partnership Agreement Amendment to the advances to joint ventures.

Through January 30, 1996, the Partnership had a 55% interest in Silver Canyon Partnership. On January 30, 1996, the Partnership sold 21 2/3% of its Partnership interest in the Silver Canyon Partnership to ANC. Prior to the sale, the Partnership's investment in Silver Canyon Partnership at January 31, 1996 and 1995, was $2,147,055 and $1,808,461, respectively. Subsequent to the sale, the Partnership's investment in Silver Canyon Partnership at January 31, 1996 was $1,301,245. Pursuant to the Amended and Restated Partnership Agreement, subsequent to the sale the Partnership has a 33 1/3% interest in Silver Canyon Partnership. The Partnership's investment in Silver Canyon Partnership at December 31, 1998 and January 31, 1998 and 1997 was $3,298,726, $4,003,748 and
$2,929,217, respectively.

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

                                         December 31, 1998   January 31, 1998   January 31, 1997
                                         -----------------   ----------------   ----------------
                                            (Restated)

Balance Sheet
-------------
Assets,  primarily undeveloped land          $69,534,371        $65,400,486        $63,987,341
Liabilities, primarily long-term debt         56,054,962         49,499,560         49,202,632
                                             -----------        -----------        -----------
Partners' equity                              13,479,409         15,900,926         14,784,709
Less:  Outside partners' equity                7,726,021          9,350,581          9,523,443
                                             -----------        -----------        -----------
Investment in Joint Ventures                 $ 5,753,388        $ 6,550,345        $ 5,261,266
                                             ===========        ===========        ===========

Operating Results
-----------------
Revenues                                       4,927,808          7,848,137          7,094,772
Expenses                                       4,849,325          4,232,777          3,238,009
                                             -----------        -----------        -----------
Net Income                                   $    78,483        $ 3,615,360        $ 3,856,763
                                             ===========        ===========        ===========


For the eleven months ended December 31, 1998, the Silver Canyon Partnership generated loss of $2,115,068 of which $705,022 has been recorded by the Partnership under the equity method. For the comparable eleven months ended December 31, 1997, the Silver Canyon Partnership generated income of $1,731,560 of which $1,125,514 had been recorded by the Partnership. For the year ended January 31, 1998, the Silver Canyon Partnership generated income of $1,653,124, of which $1,074,531 has been recorded by the Partnership under the equity method. For the year ended January 31, 1997, the Silver Canyon Partnership generated income of $2,595,760, of which $1,627,972 has been recorded by the Partnership under the equity method.

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

The Partnership owns a 33.3% interest in the Silver Canyon Partnership ("Silver Canyon"). Silver Canyon is developing the Seven Hills project, located in Henderson, Nevada, in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against Silver Canyon, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that Seven Hills homeowners do have a right to play on the golf course, providing they pay a greens fee of $300 per round. An additional hearing on damages has been scheduled for October, 1999. The owner of the golf course has filed a cross-claim against the Partnership, Silver Canyon, and the other entities in the damage claim. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners after the hearing on damages. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to continue to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance. See Note N, "Subsequent Events" for current status of legal proceedings.

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

The following table presents certain financial information for the eleven months ended December 31, 1998 and 1997, respectively:

                                                       Eleven months ended
                                                           December 31,
                                               ---------------------------------
                                                   1998                 1997
                                               -----------          -----------
                                               (Restated)           (Unaudited)

REVENUES
         Operating income                      $ 4,795,653          $ 3,694,333

EXPENSES
         Interest                                3,953,210            3,823,488
         Fees, partners                          1,057,112              539,733
         Real estate taxes                          73,012              197,712
         Operating and other                       426,826              158,037
         Amortization                              453,595              627,151
                                               -----------          -----------

                  Subtotal                       5,963,755            5,346,121
                                               -----------          -----------

(LOSS) INCOME FROM JOINT VENTURES                  (46,957)             981,250
                                               -----------          -----------

NET LOSS                                       $(1,215,059)         $  (670,538)
                                               ===========          ===========

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE L  -  RESTATEMENT OF THIRD QUARTER (Unaudited)

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

The following table summarizes the impact to the amounts previously reported:

                                                           (UNAUDITED)
                        ------------------------------------------------------------------------------------
                         For the three                                 For the nine
                          months ended         For the three           months ended           For the nine
                        October 31, 1998        months ended         October 31, 1998         months ended
                         as previously        October 31, 1998        as previously         October 31, 1998
                            reported            as restated              reported             as restated
                        ----------------      ----------------       ----------------       ----------------
Total Partners'
  Equity                  $(1,242,592)          $  (573,742)          $(1,670,703)          $(1,001,853)

Income from
  Joint Ventures          $   (36,759)          $   632,091           $  (120,064)          $   548,786
Net Income                $(1,242,592)          $  (573,742)          $(2,842,101)          $(2,173,251)

NOTE M -  RESTATEMENT OF THE ELEVEN MONTHS ENDED DECEMBER 31, 1998

The eleven months ended December 31, 1998 has been restated to reflect the correction of the computation of cost of sales in the Silver Canyon Partnership. Certain costs became known to operating personnel during the fourth quarter of 1998 but were not included in the original computation of cost of sales. This error was identified during the third quarter of 1999.

The restatement results from the quantification of costs in excess of those budgeted to complete the project. These adjustments to cost of sales had the effect of increasing loss from joint ventures and decreasing net income for the eleven months ended December 31, 1998 by $1,440,942.

The following table summarizes the impact to the amounts previously reported:

                                 --------------------------------- ---------------------------
                                             For the                     For the
                                       eleven months ended         eleven months ended
                                       December 31, 1998 as         December 31, 1998
                                      previously   reported            as restated
                                 --------------------------------- ---------------------------

Total Partners' Equity                         $ 1,397,281                $   (43,661)
Income (Loss) from Joint Ventures              $ 1,393,985                $   (46,957)
Net income (loss)                              $   225,883                $(1,215,059)


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE N  -  SUBSEQUENT EVENTS

A class action lawsuit that was filed by the current homeowners in the Seven Hills project against Silver Canyon Partnerships and the golf course developers, among others, was settled in November 1999. Also in November 1999, a settlement has been reached in principle with the owner of the golf course that had filed a cross-claim against the Partnership and Silver Canyon Partnership.

Still pending is a lawsuit filed by certain production homebuilding companies at Seven Hills. This litigation is currently in discovery with a trial scheduled for January 2000. The Partnership and Silver Canyon Partnerships believe they have meritorious defenses to the remaining claims of the builders and intend to continue to defend against them vigorously.

During the second quarter of 1999, information became available to indicate that additional costs in excess of budget to complete the Seven Hills project were to be incurred. These excess costs at the Silver Canyon Partnership reduced the projects gross margin to zero and caused the reversal of $12,704,537 of gross margins recorded through December 31, 1998 and $1,458,836 of gross margins were reversed on 1999 sales.

To minimize the impact of the identified costs in excess of budget to complete the Seven Hills project (See Note M), the partners of Silver Canyon Partnership have agreed in principle to amend the Silver Canyon Partnership Agreement. The changes resulting from the amendment are reflected in the Form 10-Q for the quarterly period ended September 30, 1999.

The amendment to the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the Partnership. Amounts previously paid will be deemed return of capital.

2. ANC will fund one-half of the settlement amounts for the two lawsuits that have been settled.

3. The Partnership will fund any future settlement for the outstanding lawsuit but will receive a priority distribution to cover such capital contribution.

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

7. After the Partnership has recovered its entire capital account, ANC and the Partnership will share all remaining distributions pari passu.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE N  -  SUBSEQUENT EVENTS (continued)

The following table summarizes the impact of the amendment to the Silver Canyon Partnership as of September 30, 1999:

   Land inventory adjustment                                         $ 5,054,279
   Fees and commissions adjustment                                     6,110,701
                                                                     -----------
   Total adjustments                                                 $11,164,980
                                                                     ===========

The following table summarizes the impact of the amendment to the Silver Canyon Partnership Agreement as it relates directly to the Partnership as of September 30, 1999:

   Forgiveness of capitalized income recognized                       $3,800,771
   Forgiveness of commission income                                    1,455,981
   Forgiveness of administration fee income                              220,000
                                                                      ----------
                                                                      $5,476,752
                                                                      ==========

Also, as a result of the Silver Canyon Partnership excess costs and their impact on the Partnership, FC-Granite, Inc. and Sunrise have forgiven certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses:

   Administrative fees to FC-Granite                                    $ 77,123
   Real estate commissions to FC-Granite                                  59,295
   Development fees to Sunrise                                            67,765
   Interest to Sunrise                                                    84,476
                                                                        --------
                                                                        $288,659
                                                                        ========

REPORT OF INDEPENDENT ACCOUNTS

To the Partners of
Silver Canyon Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' equity and cash flows after the restatement described in Note H, present fairly, in all material respects, the financial position of Silver Canyon Partnership (A Nevada General Partnership) (the "Partnership") as of December 31, 1998, January 31, 1998, and January 31, 1997, and the results of its operations and its cash flows for the eleven month period ended December 31, 1998, and for each of the years ended January 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.








                                                  /S/ PricewaterhouseCoopers LLP
                                                  ------------------------------
                                                      PricewaterhouseCoopers LLP












Cleveland, Ohio
March 31, 1999 (except for Note H and Note I, as to which the date is December 9, 1999.)

                                               SILVER CANYON PARTNERSHIP
                                             (A Nevada General Partnership)
                                                     BALANCE SHEETS

                                                             December 31,         January 31,          January 31,
                                                             -----------          -----------          -----------
                                                                 1998                 1998                1997
                                                             -----------          -----------          -----------
                                                              (Restated)

ASSETS
------

LAND                                                         $14,230,638          $18,354,050          $21,202,006
LAND IMPROVEMENTS                                             41,257,376           32,650,268           30,007,910
                                                             -----------          -----------          -----------
                                                              55,488,014           51,004,318           51,209,916

RESTRICTED CASH                                                  157,111            1,465,311              189,666

MORTGAGE NOTES RECEIVABLE                                        963,032              963,032              963,032

OTHER ASSETS
   Mortgage procurement costs, net of accumulated
     amortization of  $442,793 at December 31, 1998,
     $387,328 at January 31, 1998 and $220,931 at
     January 31, 1997                                                  -               55,465              221,862
   Organization costs, net of accumulated amortization
     amortization of  $144,577 at December 31, 1998,
     $110,366 at January 31, 1998 and $73,312
     January 31, 1997                                             49,159               93,817              152,850
   Fixed assets, net of accumulated depreciation
     of $10,973 at December 31, 1998, $8,738
     at January 31, 1998 and $6,096 at January 31, 1997            3,362                5,597                8,239
   Cash                                                          974,322            1,604,418              302,081
   Accounts receivable                                         3,208,392                    -                    -
   Funds in escrow                                               583,218            1,002,007            1,311,087
   Other assets                                                        -              143,756              137,689
                                                             -----------          -----------          -----------
                                                               4,818,453            2,905,060            2,133,808
                                                             -----------          -----------          -----------

                                                             $61,426,610          $56,337,721          $54,496,422
                                                             ===========          ===========          ===========




See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                           BALANCE SHEETS (continued)

                                          December 31,          January 31,          January 31,
                                          ------------         ------------         ------------
                                              1998                 1998                 1997
                                          ------------         ------------         ------------
                                           (Restated)

LIABILITIES AND
PARTNERS' EQUITY
----------------

LOAN PAYABLE - GMAC                       $    350,972         $  5,751,820         $ 14,672,880
LOAN PAYABLE - GRANITE                      26,665,660           23,395,379           20,710,431
LOAN PAYABLE - ANC                           5,476,514            3,427,393            2,140,336
OTHER LIABILITIES
   Accounts payable, trade                   5,331,990            3,767,765            3,290,935
   Accounts payable, management fee            205,000              150,000              326,667
   Accrued interest payable                 10,254,842            7,559,778            5,099,891
   Accrued development fees, partners        2,557,055            1,484,805              666,013
   Accrued commissions                               -                    -               78,109
   Accrued expenses                                  -                    -              107,960
   Accrued salaries                            132,946              132,946              211,551
   Accrued real estate taxes                     4,123                    -               33,063
   Deposits                                  4,180,866            1,936,125              430,000
   Deferred income                             400,000              750,000              400,000
                                          ------------         ------------         ------------
                                            23,066,822           15,781,419           10,644,189

ADVANCE TO PARTNER                            (580,000)            (580,000)            (580,000)
PARTNERS' EQUITY                             6,446,642            8,561,710            6,908,586
                                          ------------         ------------         ------------
                                             5,866,642            7,981,710            6,328,586
                                          ------------         ------------         ------------

                                          $ 61,426,610         $ 56,337,721         $ 54,496,422
                                          ============         ============         ============



See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                            STATEMENTS OF OPERATIONS

                                   For the 11 months      For the year         For the year        For the year
                                          ended              ended                 ended               ended
                                     December 31,          January 31,          January 31,         January 31,
                                          1998                1998                 1997                1996
                                     ------------         ------------         ------------         ------------
                                      (Restated)

REVENUES
   Sales of developed property       $ 31,791,859         $ 23,911,279         $ 15,028,556         $  2,941,692
   Grading revenue                              -                    -              210,426               87,637
   Cost of sales                      (29,847,232)         (18,957,867)         (10,693,499)          (1,768,314)
                                     ------------         ------------         ------------         ------------
                                        1,944,627            4,953,412            4,545,483            1,261,015

   Other                                  (46,778)             194,290              180,373              132,033
                                     ------------         ------------         ------------         ------------
                                        1,897,849            5,147,702            4,725,856            1,393,048
                                     ------------         ------------         ------------         ------------
EXPENSES
   Interest expense                             -                    -                    -                  221
   Fees, partners                         110,000              120,000              120,000               75,000
   Commissions                          2,909,047            2,546,330            1,054,765              126,976
   Salaries and benefits                        -                    -               78,605               35,893
   Legal and professional                 410,404               72,126              132,131               95,842
   Travel and entertainment                36,303               53,679               56,398              106,703
   Operating and other                    455,252              496,351              502,164              231,215
   Depreciation and amortization           91,911              206,092              186,033              105,573
                                     ------------         ------------         ------------         ------------
                                        4,012,917            3,494,578            2,130,096              777,423
                                     ------------         ------------         ------------         ------------

NET (LOSS) INCOME                    $ (2,115,068)        $  1,653,124         $  2,595,760         $    615,625
                                     ============         ============         ============         ============










See notes to financial statements.

                                          SILVER CANYON PARTNERSHIP
                                       (A Nevada General Partnership)
                                 STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                                               Granite
                                                               Silver
                                           Silver           Development          American
                                           Canyon            Partners,            Nevada
                                        Corporation             L.P.            Corporation            Total
                                        -----------         -----------         -----------         -----------

Balance at January 31, 1995             $ 1,888,740         $ 1,808,461         $         -         $ 3,697,201

Net income                                  277,031             338,594                   -             615,625
                                        -----------         -----------         -----------         -----------

   Subtotal                               2,165,771           2,147,055                   -           4,312,826

   Purchase of partnership
   interest by ANC                         (561,496)           (845,810)          1,407,306                   -
                                        -----------         -----------         -----------         -----------

   Subtotal                               1,604,275           1,301,245           1,407,306           4,312,826

Advance to Partner                         (580,000)                  -                   -            (580,000)
                                        -----------         -----------         -----------         -----------

Balance at January 31, 1996               1,024,275           1,301,245           1,407,306           3,732,826

Net income                                  905,397           1,627,972              62,391           2,595,760
                                        -----------         -----------         -----------         -----------

Balance at January 31, 1997               1,929,672           2,929,217           1,469,697           6,328,586

Net income                                  578,593           1,074,531                   -           1,653,124
                                        -----------         -----------         -----------         -----------

Balance at January 31, 1998               2,508,265           4,003,748           1,469,697           7,981,710

Net income for the eleven months
   (Restated)                              (705,023)           (705,022)           (705,023)         (2,115,068)
                                        -----------         -----------         -----------         -----------

Balance at December 31, 1998
   (Restated)                           $ 1,803,242         $ 3,298,726         $   764,674         $ 5,866,642
                                        ===========         ===========         ===========         ===========





See notes to financial statements.

                           SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                            STATEMENTS OF CASH FLOW

                                                             For the 11 months  For the year      For the year      For the year
                                                                   ended            ended             ended           ended
                                                               December 31,      January 31,       January 31,      January 31,
                                                                   1998              1998              1997            1996
                                                               ------------      ------------      ------------     ------------
                                                                (Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                              ($ 2,115,068)     $  1,653,124      $  2,595,760     $    615,625
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                                      91,911           206,092           186,033          105,573
  Write off of organization costs                                    10,447            21,980            28,988                -
Changes in operating assets and liabilities:
  (Increase) decrease in land and land improvements              (4,483,696)          205,598          (143,831)     (15,537,736)
  Decrease (increase) in mortgage notes receivable                        -                 -           574,749       (1,537,781)
  Decrease (increase) in restricted cash                          1,308,200        (1,275,645)           30,269         (219,935)
  Increase in accounts receivable                                (3,208,392)                -                 -                -
  Increase in organization costs                                          -                 -                 -          (64,623)
  Decrease in accounts receivable                                         -                 -                 -           43,048
  Decrease (increase) in funds in escrow                            418,789           309,080          (641,087)        (670,000)
  Decrease (increase) in other assets                               143,756            (6,067)          (89,305)         (46,198)
  Increase (decrease) in accounts payable - trade                 1,564,225           476,830         1,842,905       (2,442,159)
  Increase (decrease) in accounts payable - management fee           55,000          (176,667)          326,667          (81,250)
  Increase in accrued interest                                    2,695,064         2,459,887         2,165,975        2,033,293
  Increase (decrease) in accrued developments fees, partners      1,072,250           818,792           666,013         (402,133)
  (Decrease) increase in accrued commissions                              -           (78,109)           78,109                -
  (Decrease) increase in accrued expenses                                 -          (107,960)          107,960                -
  (Decrease) increase in accrued salaries                                 -           (78,605)           78,605          132,946
  Increase (decrease) in accrued real estate taxes                    4,123           (33,063)          (36,161)         (87,188)
  Increase (decrease) in deposits                                 2,244,741         1,506,125          (175,000)         605,000
  (Decrease) increase in deferred income                           (350,000)          350,000           400,000                -
                                                               ------------      ------------      ------------     ------------

  Net cash provided by (used in) operating activities              (548,650)        6,251,392         7,996,649      (17,553,518)
                                                               ------------      ------------      ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayment of mortgage loans payable                                     -                 -                 -      (10,071,290)
  Repayment of notes payable                                              -                 -                 -       (3,191,074)
  Proceeds from loan payable - GMAC                              13,400,345        13,020,447        12,849,355       24,185,691
  Repayment of loan payable - GMAC                              (18,801,193)      (21,941,507)      (22,362,166)               -
  Proceeds from loan payable - GRANITE                            3,270,281         2,684,948         1,267,233        6,058,962
  Proceeds from loan payable - ANC                                2,049,121         1,287,057           490,336        1,650,000
  Increase in mortgage procurement costs                                  -                 -          (112,793)        (330,000)
  Advance to partner                                                      -                 -                 -         (580,000)
                                                               ------------      ------------      ------------     ------------

  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (81,446)       (4,949,055)       (7,868,035)      17,722,289
INCREASE IN CASH                                                   (630,096)        1,302,337           128,614          168,771
CASH AT BEGINNING OF THE PERIOD                                   1,604,418           302,081           173,467            4,696
                                                               ------------      ------------      ------------     ------------
CASH AT END OF THE PERIOD                                      $    974,322      $  1,604,418      $    302,081     $    173,467
                                                               ============      ============      ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest                                                     $    666,318      $  1,460,278      $  2,345,627     $  1,778,518
  Real estate taxes                                            $    343,680      $    178,847      $    166,876     $    248,445

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

NOTE C -  TRANSACTIONS WITH AFFILIATES

See Note I, "Subsequent Events" for the impact of the Partnership Amendment on transactions with affiliates.

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

NOTE D -  CAPITALIZED INTEREST AND REAL ESTATE TAXES

See Note I, "Subsequent Events" for the impact of the Partnership Amendment to capitalized interest.

Interest expense and real estate tax expense allocated to land held for development is capitalized. For the eleven months ended December 31, 1998, and for the years ended January 31, 1998 and 1997, total interest charges were $3,397,733, $3,920,165 and $4,511,602 of which $3,397,733, $3,920,165 and
$4,511,60 were capitalized respectively. For the eleven months ended December 31, 1998 and for the years ended January 31, 1998 and 1997, total real estate taxes were $347,803, $145,784 and $104,601, respectively, of which $347,803, was capitalized at December 31, 1998, $145,784 was capitalized at January 31, 1998 and $104,601 was capitalized at January 31, 1997.

NOTE E -  LITIGATION

See Note I, "Subsequent Events" for current status of legal proceedings.

In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Partnership, the golf course developers and other entities. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties. Both suits seek a commitment for the right of Seven Hills homeowners to play on the golf course, as well as damages. Recently, the trial court determined that Seven Hills homeowners do have a right to play on the golf course, providing they pay a greens fee of $300 per round. An additional hearing on damages has been scheduled for October, 1999. The owner of the golf course has filed a cross-claim against the Partnership, Silver Canyon, and the other entities in the damage claim. It is anticipated that the present owner of the golf course will appeal the ruling granting play rights to Seven Hills homeowners. The Partnership and Silver Canyon believe they have meritorious defenses to these claims and intend to continue to defend against them vigorously. Parties to the lawsuits are currently engaged in discovery proceedings. Sales efforts

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE E -  LITIGATION (continued)

are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's or Silver Canyon's financial performance.

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

The following table presents certain financial information for the eleven months ended December 31, 1998 and 1997, respectively:

                                                     Eleven  months ended
                                                         December 31,
                                              -----------         -----------
                                                  1998                1997
                                              -----------         -----------
                                               (Restated)          (Unaudited)
REVENUES
         Operating income                     $ 1,897,849         $ 4,952,437

EXPENSES
         Fees, partners                           110,000             110,000
         Commissions                            2,909,047           2,381,683
         Legal and professional                   410,404              33,406
         Travel and entertainment                  36,303              50,636
         Operating and other                      455,252             456,277
         Depreciation and amortization             91,911             188,875
                                              -----------         -----------

                  Subtotal                      4,012,917           3,220,877
                                              -----------         -----------

NET INCOME                                    $(2,115,068)        $ 1,731,560
                                              ===========         ===========


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

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE H - RESTATEMENT OF THE ELEVEN MONTHS ENDED DECEMBER 31, 1998

The eleven months ended December 31, 1998 has been restated to reflect the correction of the computation of cost of sales in the Partnership. Certain costs became known to operating personnel during the fourth quarter of 1998 but were not included in the original computation of cost of sales. This error was identified during the third quarter of 1999.

The restatement results from the identification of costs in excess of those budgeted to complete the project. These adjustments to cost of sales had the effect of increasing cost of sales and decreasing net income for the eleven months ended December 31, 1998 by $3,247,252.

The following table summarizes the impact to the amounts previously reported:


                  -------------------------------  -----------------------------
                              For the                         For the
                        eleven months ended             eleven months ended
                       December 31, 1998 as              December 31, 1998
                       previously reported                 as restated
                  -------------------------------  -----------------------------

Cost of Sales                $ 26,599,980                  $ 29,847,232
Operating income             $  5,145,101                  $  1,897,849
Net income (loss)            $  1,132,184                  $ (2,115,068)

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE I - SUBSEQUENT EVENTS

On January 28, 1999, the Partnership entered into a Development Loan agreement with Ohio Savings Bank of Cleveland. The loan, which is to be in the form of a revolving line of credit, is not to exceed the maximum principal amount of twelve million dollars and the maximum loan proceeds disbursed during the term of the loan shall not exceed $35,858,758. Amounts borrowed bear interest at a rate of one percent above the prime rate. The loan will mature on January 28, 2001. The loan agreement contains two debt service coverage ratios, which requires the Partnership to maintain a certain level of net worth, as defined. Had the loan agreement been outstanding at December 31, 1998, the Partnership would have been in compliance with the covenants. Subsequently, additional excess costs were quantified in the third quarter of 1999 and Ohio Savings Bank has waived the net worth requirement for the quarter ended September 30, 1999. On December 6, 1999, the Partnership reached an agreement with the bank to fund the November draw request. This agreement required the borrower to provide to the bank, at the earlier of borrower's next draw or within thirty days, the amended Silver Canyon Partnership Agreement, certain cash flow projections and the resolution of the net worth covenant violation in a manner and amount satisfactory to the bank. This development loan replaces the GMAC loan which was paid off in full on January 6, 1999.

A class action lawsuit that was filed by the current homeowners in the Seven Hills project against the Partnership and the golf course developers, among others, was settled in November 1999. Also in November 1999, a settlement has been reached in principle with the owner of the golf course that had filed a cross-claim against Granite and the Partnership.

Still pending is a lawsuit filed by certain production homebuilding companies at Seven Hills. This litigation is currently in discovery with a trial scheduled for January 2000. Granite and the Partnership believe they have meritorious defenses to the remaining claims of the builders and intend to continue to defend against them vigorously.

During the second quarter of 1999, information became available to indicate that additional costs in excess of budget to complete the Seven Hills project were to be incurred. These excesses reduced the projects gross margin to zero and caused the reversal of $12,704,537 of gross margins recorded through December 31, 1998 and $1,556,806 of gross margins were reversed on 1999 sales.

To minimize the impact of the identified costs in excess of budget to complete the Seven Hills project (See Note H), the partners of Silver Canyon Partnership have agreed in principle to amend the Silver Canyon Partnership Agreement. The changes resulting from the amendment are reflected in the Form 10-Q for the quarterly period ended September 30, 1999.

The amendment to the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to Granite. Amounts previously paid will be deemed return of capital.

2. ANC will fund one-half of the settlement amounts for the two lawsuits that have been settled.

3. Granite will fund any future settlement for the outstanding lawsuit but will receive a priority distribution to cover such capital contribution.

4. After the priority distribution in #3, ANC and Granite will receive distributions pari passu until such time that ANC has recovered its entire cash investment except for $750,000.

5. Thereafter, Granite will receive all distributions until it has recovered its entire capital account. To the extent Granite does not recover its entire capital account, ANC will negotiate in good faith as to whether ANC should fund one-half of the outstanding lawsuit in #3.

6. After Granite has recovered its entire capital account, ANC and Granite will share all remaining distributions pari passu.

The following table summarizes the impact of the amendment as of September 30, 1999:

      Land inventory adjustment                $  5,054,279
      Fees and commissions adjustment             6,110,701
                                               ------------
      Total adjustments                        $ 11,164,980
                                               ============


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

          None


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the General Partner of the
-----------------------------------------------------------------------
         Registrant
         ----------

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

Item 11. Executive Compensation
-------------------------------

         The officers and directors of the General Partner are neither employed by nor compensated by the Partnership. All compensation paid to affiliates of the General Partner are defined in a management agreement between the Partnership and Sunrise Land Company, an affiliate of the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

                  None

Item 13. Certain Relationship and Related Transactions
------------------------------------------------------

         There are certain family relationship among the executive officers of Forest City, Sunrise and the General Partner. Charles A. Ratner is the brother of James A. Ratner and Ronald A. Ratner, and the cousin of Albert B. Ratner.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

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

                 Report of Independent Accountants

    Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
    --------------------------------------------------------------------------
             (continued)
             -----------

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

                                            GRANITE DEVELOPMENT PARTNERS, L.P.
                                            ----------------------------------
                                            (Registrant)

DATE: December 15, 1999                     /s/ Robert F. Monchein
      -----------------                     -------------------------------
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


Principal Executive Officer:       President, FC-Granite, Inc.,       Date:  December 15, 1999
/s/ Robert F. Monchein             the general partner of Granite            ------------------
---------------------------        Development Partners, L.P.
Robert F. Monchein

Principal Financial and            Controller, FC-Granite, Inc.,      Date:  December 15, 1999
Accounting Officer:                the general partner of Granite            -----------------
/s/ Mark A. Ternes                 Development Partners, L.P.
----------------------------
Mark A. Ternes


/s/ Samuel H. Miller               Vice President, Director           Date:  December 15, 1999
----------------------------                                                 -----------------
Samuel H. Miller

/s/ Thomas G. Smith                Secretary                          Date:  December 15, 1999
----------------------------                                                 -----------------
Thomas G. Smith

/s/ Nathan Shafran                 Treasurer                          Date:  December 15, 1999
----------------------------                                                 -----------------
Nathan Shafran

/s/                                Director                           Date:  December 15, 1999
----------------------------                                                 -----------------
Albert B. Ratner

/s/                                Director                           Date:  December 15, 1999
----------------------------                                                 -----------------
Charles A. Ratner