Form 10-Q/A
period 1999-06-30
GRANITE DEVELOPMENT PARTNERS LP
filed 1999-12-15
CIK 925171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10 - Q/A

(Mark One)
X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended June 30, 1999
                                      --------------


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
                                                       ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.
                                      ---

                       GRANITE DEVELOPMENT PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----

PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Balance Sheets -
           June 30, 1999 (Unaudited) (Restated)
              and December 31, 1998                                      3-4

           Statements of Operations (Unaudited) (Restated)
           Six months ended June 30, 1999 and 1998                       5

           Statements of Changes in Partners' Deficit
              (Unaudited) (Restated)                                     6

           Statements of Cash Flows
              (Unaudited) (Restated)
                 Six months ended June 30, 1999 and 1998                 7-8

           Notes to the Financial Statements (Unaudited)                 9-17

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 18-24


PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings                                             24

 Item 6.   Exhibits and Reports on Form 8-K                              24

Signatures

PART I. FINANCIAL INFORMATION
-----------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS


                                    June 30,        December 31,
                                      1999             1998
                                   ------------    -----------
                                   (Unaudited)      (Restated)
                                   (Restated)

ASSETS
------

LAND                               $ 1,606,377     $ 1,772,580
LAND IMPROVEMENTS                    2,619,376       1,431,273
                                   -----------     -----------
                                     4,225,753       3,203,853

MORTGAGE NOTES RECEIVABLE            2,552,535       2,955,344

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                    26,018,835      32,221,489

OTHER ASSETS:

  Cash                                 285,236       1,430,607

  Interest receivable               10,870,732       9,629,531

  Other                                 25,500          25,500

  Administrative fee receivable        205,000         175,000
                                   -----------     -----------
                                    11,386,468      11,260,638
                                   -----------     -----------

                                   $44,183,591     $49,641,324
                                   ===========     ===========


See notes to financial statements.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                          BALANCE SHEETS - (continued)


                                            June 30, 1999    December 31, 1998
                                            -------------    -----------------
                                             (Unaudited)        (Restated)
                                             (Restated)

LIABILITIES, PARTNERS' SPECIAL
UNITS & PARTNERS' DEFICIT
-------------------------

SENIOR NOTES PAYABLE                        $ 36,000,000      $ 36,000,000
MORTGAGE NOTES PAYABLE                           706,659           776,659
LOAN PAYABLE - SUNRISE                         2,199,400         2,395,951
LOAN PAYABLE - EATON                           5,320,214           878,462

OTHER LIABILITIES:

              Accounts payable                   375,882           962,805
              Accrued fees, partners             204,184         1,264,257
              Accrued interest                   870,342           924,057
              Accrued real estate taxes           50,448            99,953
              Deposits                           103,250             3,579
              Deferred income
                on Investments/Advances        7,098,432         6,379,262
                                            ------------      ------------
                                               8,702,538         9,633,913

PARTNERS' EQUITY (DEFICIT)

              Partners' special units          9,000,000         9,000,000
              Partners' deficit              (17,745,220)       (9,043,661)
                                            ------------      ------------
                                              (8,745,220)          (43,661)
                                            ------------      ------------

                                            $ 44,183,591      $ 49,641,324
                                            ============      ============


See notes to financial statements.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                      ----------------------------      ----------------------------
                                          1999              1998            1999            1998
                                      -----------      -----------      -----------      -----------
                                       (Restated)                        (Restated)

REVENUES
      Sales of developed property     $   564,000      $ 1,236,500      $   854,000      $ 2,461,500
      Cost of sales                      (443,529)        (831,165)        (650,932)      (1,602,493)
                                      -----------      -----------      -----------      -----------
                                          120,471          405,335          203,068          859,007

      Interest                            482,129          122,802          695,452          222,088
      Commission                          116,393           65,440          121,066          120,620
      Other                                35,811           77,677           71,085          152,430
                                      -----------      -----------      -----------      -----------
                                          754,804          671,254        1,090,671        1,354,145
                                      -----------      -----------      -----------      -----------

EXPENSES
      Interest                          1,150,254        1,091,731        2,237,194        2,131,176
      Fees, partners                       83,243          144,448          143,154          281,115
      Real estate taxes                    20,842           45,871           43,412           85,540
      Operating and other                 110,413           75,150          150,493          114,451
      Amortization                             --          152,707               --          307,147
                                      -----------      -----------      -----------      -----------
                                        1,364,752        1,509,907        2,574,253        2,919,429
                                      -----------      -----------      -----------      -----------
                                         (609,948)        (838,653)      (1,483,582)      (1,565,284)

Loss from joint ventures               (6,067,397)         (29,671)      (6,145,807)        (132,785)
                                      -----------      -----------      -----------      -----------

NET LOSS                              $(6,677,345)     $  (868,324)     $(7,629,389)     $(1,698,069)
                                      ===========      ===========      ===========      ===========


See notes to financial statements.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                     Sunrise      FC-Granite         Limited
                                     Land Co.        Inc.            Partners            Total
                                     -------     ------------      ------------      -------------
Balance at January 31, 1997          $     -     $(10,323,370)     $  3,999,960      $ (6,323,410)

Distribution of interest on
 special units                             -       (1,147,979)                -        (1,147,979)

Net loss                                   -          (89,304)         (267,909)         (357,213)
                                     -------     ------------      ------------      ------------

Balance at January 31, 1998                -      (11,560,653)        3,732,051        (7,828,602)

Net Loss (Restated)                        -         (303,765)         (911,294)       (1,215,059)
                                     -------     ------------      ------------      ------------

Balance at December  31, 1998
 (restated)                                -      (11,864,418)        2,820,757        (9,043,661)

Distribution of interest on
 special units                             -       (1,072,170)                -        (1,072,170)

Net loss for the six months
 ended June 30, 1999 (unaudited)
 (Restated)                                -       (1,907,347)       (5,722,042)       (7,629,389)
                                     -------     ------------      ------------      ------------

Balance at June 30, 1999
 (unaudited)
 (Restated)                          $     -     $(14,843,935)     $ (2,901,285)     $(17,745,220)
                                     =======     ============      ============      ============




See notes to financial statements.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                          ----------------------------
                                                            1999             1998
                                                          -----------      -----------
                                                          (Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                                 $(7,629,389)     $(1,698,069)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization                                                      -          307,147
  Loss from joint ventures                                  6,145,807          132,785
 Changes in operating assets and liabilities:
  (Increase) decrease in land and land improvements        (1,021,900)         847,710
  Decrease in restricted cash equivalents                           -          479,305
  Decrease in mortgage notes receivable                       402,809        1,197,413
  Increase in interest receivable                          (1,241,201)        (869,429)
  Decrease in other assets                                          -           55,000
  Increase in administration fee receivable                   (30,000)         (30,000)
  Decrease in accounts payable                               (586,923)        (194,993)
  Decrease in accrued fees, partner                        (1,060,073)      (1,194,413)
  Decrease in accrued interest                                (53,715)        (285,994)
  (Decrease) increase in accrued real estate taxes            (43,434)           9,592
  Increase (decrease) in deposits                              93,600       (2,768,245)
  Increase in deferred income                                 719,170          937,586
                                                          -----------      -----------

  Net cash used in operating activities                    (4,305,249)      (3,074,605)
                                                          -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
 Investments in and advances to affiliates                     56,847       (1,683,507)
                                                          -----------      -----------

  Net cash provided by (used in) investing activities          56,847       (1,683,507)
                                                          -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from loan payable -Sunrise                        2,199,400        2,645,951
 Repayment of loan payable - Sunrise                       (2,395,951)        (921,768)
 Proceeds from loan payable - Eaton                         5,302,042        1,593,552
 Repayment of loan payable - Eaton                           (860,290)               -
 Distribution of interest on special units                 (1,072,170)               -
 Repayment of mortgage notes payable                          (70,000)        (250,080)
                                                          -----------      -----------

  Net cash provided by financing activities                 3,103,031        3,067,655
                                                          -----------      -----------

DECREASE IN CASH                                           (1,145,371)      (1,690,457)
CASH AT BEGINNING OF THE PERIOD                             1,430,607        2,253,410
                                                          -----------      -----------
CASH AT END OF THE PERIOD                                 $   285,236      $   562,953
                                                          ===========      ===========


See notes to financial statements.

-----------------------------------------


                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                             (Unaudited) (continued)


                                                       Six Months Ended
Supplemental Disclosure of Cash Flow Information           June 30,
                                                   -------------------------
Cash paid during the period for:                     1999            1998
                                                   ----------     ----------
                                                   (Restated)

Interest                                           $2,290,909     $2,417,170
Real estate taxes                                  $   92,917     $   75,948



See notes to financial statements.

---------------------------------

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

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. There were adjustments for the six months ended June 30, 1999 that were of a normal recurring nature. Adjustments were also made for the six months ended June 30, 1999 which resulted from the identification of costs in excess of those budgeted in the Silver Canyon Partnership. During the second quarter, American Nevada Corporation, the partner responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. Certain of these costs became known to operating personnel during the fourth quarter of 1998 and the 1998 Annual Report of Form 10K is being restated to reflect the effect of these excess costs. This revision was quantified during the third quarter of 1999 and reduced gross margins and net income on Silver Canyon Partnership by $3,247,252 at December 31, 1998. Further information became known during the second quarter of 1999 but was not included in the original computation of cost of sales. This revision was also quantified during the third quarter of 1999. Remaining prior year gross margins totaling $12,704,537 have been reversed and gross margins totaling $1,458,836 were reversed on 1999 sales. At ownership, the Silver Canyon Partnership revision had the effect of increasing the loss from joint ventures and increasing Granite Development Partners, L.P. net loss for the second quarter of 1999 by $6,196,394 and the fourth quarter of 1998 by $1,440,942. Results of operations for the six month period ended June 30, 1999 are not necessarily indicative of results of operations which may be expected for the full year.

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

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F - TRANSACTIONS WITH AFFILIATES

See Note L "Subsequent Events" for the impact of the Silver Canyon Partnership Agreement Amendment to the transactions with affiliates.

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

NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

See Note L "Subsequent Events" for the impact of the Silver Canyon Partnership Agreement Amendment to the advances to joint ventures.

The Partnership has a 33 1/3% interest in Silver Canyon Partnership ("SC Partnership") and a 30% interest in Eaton Estate Partnership. The Partnership's investments in Silver Canyon Partnership at June 30, 1999 and December 31, 1998, were $(2,930,326) and $3,298,725, respectively, and in Eaton Estate Partnership at June 30, 1999 and December 31, 1998, were $2,537,905 and $2,454,662 respectively.

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

The SC Partnership entered into a loan agreement with GMAC, to fund development expenditures of the property. GMAC has agreed, in accordance with the loan agreement, to make loans to the SC Partnership in an aggregate amount not to exceed $30,000,000. The loan bears interest at one and three-fourths percent above the prime rate (7.75% at June 30, 1999). The outstanding balance due as of December 31, 1998 was $350,972. Interest on the outstanding principal balance is due and payable monthly in arrears. The loan was due on June 7, 1998. The SC Partnership had an agreement with Residential Funding Corporation to postpone the final payment of the balance due until alternative financing was secured. In January, 1999, the SC Partnership obtained new financing from Ohio Savings Bank
(OSB). OSB has agreed, in accordance with the loan agreement, to make loans to the SC Partnership in an aggregate amount not to exceed $12,000,000. The loan agreement contains two debt service coverage ratios, which

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

requires SC Partnership to maintain a certain level of net worth as defined. Per the restated June 30, 1999 financial statements, SC Partnership could not meet OSB's covenants (See Note L). The loan bears interest at 1% above prime rate (7.75% at June 30, 1999). This development loan replaces the GMAC loan which was paid in full on January 6, 1999.

For the six months ended June 30, 1999, the Silver Canyon Partnership generated net loss of $14,261,343. Of this amount, $162,579 is interest income collected on a note receivable. The Partnership has recorded $6,229,051 of Silver Canyon's net loss under the equity method. For the six months ended June 30, 1999, the Eaton Estate Partnership generated a net income of $277,478. Of this amount, $83,243 has been recorded by the Partnership under the equity method.

NOTE H - JOINT VENTURE STATEMENT OF OPERATIONS

Shown below is the statement of operations for the Silver Canyon Partnership:

                                                      Six months ended
                                                           June 30,
                                                ------------------------------
                                                    1999             1998
                                                ------------      ------------
                                                 (Restated)
  REVENUES
       Operating (loss) income                  $(12,479,633)     $  1,355,376

  EXPENSES
       Fees, partners                                 35,000            60,000
       Commissions                                 1,029,302           998,412
       Legal and professional                        242,850           295,479
       Travel and entertainment                        9,796            20,100
       Operating and other                           405,977           256,825
       Depreciation and amortization                  58,785           106,128
                                                ------------      ------------

           Subtotal                                1,781,710         1,736,944
                                                ------------      ------------

  NET LOSS                                      $(14,261,343)     $   (381,568)
                                                ============      ============

The results for the six month ended June 30, 1999 are affected by the identification of cost overruns that required adjustments of the remaining inventory to its realizable value. As a result, cost of sales and net loss increased by $14,163,373.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE I - LITIGATION

See Note L "Subsequent Events" for current status of legal proceedings.

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

NOTE K - RESTATEMENT OF SECOND QUARTER

The second quarter ended June 30, 1999 has been restated to reflect the revision of the computation of cost of sales in the Silver Canyon Partnership. During the second quarter, American Nevada Corporation, the partner responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. Certain of these costs became known to operating personnel during the fourth quarter of 1998 and the 1998 Annual Report of Form 10K is being restated to reflect the effect of these excesses. This revision was quantified during the third quarter of 1999 and reduced gross margins and net income on Silver Canyon Partnership by $3,247,252 at December 31, 1998. Further information became known during the second quarter of 1999 but was not included in the original computation of cost of sales. This revision was quantified during the third quarter of 1999. On Silver Canyon Partnership, remaining prior year gross margins totaling $12,704,537 have been reversed and gross margins totaling $1,458,836 were reversed on 1999 sales. Results of operations for the six month period ended June 30, 1999 are not necessarily indicative of results of operations which may be expected for the full year.

At ownership, the Silver Canyon Partnership error had the effect of increasing the loss from joint ventures and increasing Granite Development Partners, L.P. net loss for the second quarter of 1999 by $6,196,394 and the fourth quarter of 1998 by $1,440,942.

The second quarter ended June 30, 1999 has been restated to reflect the corrections of the computation of deferred income recognized. The adjustment decreases other income and increases net loss by $63,710.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE K - RESTATEMENT OF SECOND QUARTER (continued)

The following table summarizes the impact to the amounts previously reported:


                      -------------------------------------------------------------------
                       For the three     For the three    For the six      For the six
                        months ended     months ended     months ended     months ended
                       June 30, 1999   June 30, 1999 as  June 30, 1999   June 30, 1999 as
                       as previously      restated       as previously      restated
                         reported                          reported
                      -------------------------------------------------------------------

Total Partners'
Equity                 $(1,044,174)     $(8,745,220)     $(1,044,174)     $(8,745,220)

Income (Loss) from
Joint Ventures         $   128,997      $(6,067,397)     $    50,587      $(6,145,807)

Net Loss               $  (417,241)     $(6,677,345)     $(1,369,285)     $(7,629,389)


NOTE L - SUBSEQUENT EVENTS

The Development Loan agreement Silver Canyon Partnership has with OSB contains two debt service coverage ratios, which requires Silver Canyon Partnership to maintain a certain level of net worth, as defined. Per the restated June 30, 1999 financial statements, Silver Canyon Partnership could not meet OSB's covenants. Subsequently, OSB has waived the net worth requirement for the quarter ended September 30, 1999. On December 6, 1999, the Silver Canyon Partnership reached an agreement with the bank to fund the November draw request. This agreement required the borrower to provide to the bank, at the earlier of borrower's next draw or within thirty days, the amended Silver Canyon Partnership Agreement, certain cash flow projections and the resolution of the net worth covenant violation in a manner and amount satisfactory to the bank.

The class action lawsuit that was filed by the current homeowners in the Seven Hills project against Silver Canyon Partnerships and the golf course developers, among others, was settled in November 1999. Also in November 1999, a settlement has been reached in principle with the owner of the golf course that had filed a cross-claim against the Partnership and Silver Canyon Partnerships.

Still pending is a lawsuit filed by certain production homebuilding companies at Seven Hills. This litigation is currently in discovery with a trial scheduled for January 2000. The Partnership and Silver Canyon Partnership believe they have meritorious defenses to the remaining claims of the builders and intend to continue to defend against them vigorously.

To minimize the impact of the identified costs in excess of budget to complete the Seven Hills project (See Note K), the partners of Silver Canyon Partnership have agreed to amend the Silver Canyon Partnership Agreement. The changes resulting from the amendment are reflected in the Form 10-Q for the quarterly period ended September 30, 1999.

-----------------------------------------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE L -  SUBSEQUENT EVENTS  (continued)

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
                                                      ===========


The following table summarizes the impact of the amendment to the Silver Canyon Partnership Agreement as it relates directly to the Partnership as of September 30, 1999:

      Forgiveness of capitalized income recognized    $ 3,800,771
      Forgiveness of commission income                  1,455,981
      Forgiveness of administration fee income            220,000
                                                      -----------
                                                      $ 5,476,752
                                                      ===========

Also, as a result of the Silver Canyon Partnership excess costs and their impact on the Partnership, FC-Granite, Inc. and Sunrise have forgiven certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses:

      Administrative fees to FC-Granite               $    77,123
      Real estate commissions to FC-Granite                59,295
      Development fees to Sunrise                          67,765
      Interest to Sunrise                                  84,476
                                                      -----------
                                                      $   288,659
                                                      ===========

Item 2. Management's Discussion and Analysis of Financial Condition

    The following discussion and analysis of Granite Development Partners, L.P. should be read in conjunction with the audited financial statements as of December 31, 1998 contained in the Annual Report on Form 10-K.

Results of Operations

    During the second quarter of 1999, Silver Canyon Partnership identified, through an extensive review of project costs, costs that would be incurred in excess of budget to complete the project. These excess costs resulted primarily from an increase in the scope of landscape and greenbelt improvements for the balance of the property, as well as unanticipated increase in parcel development costs. Silver Canyon Partnership adjusted its remaining inventory by the amount of $14,163,373 as a result of the excess costs.

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

     Other income totaled $71,085 and $152,430 for the six month period ended June 30, 1999 and 1998, respectively. Other income is mainly comprised of deferred development fee income from Silver Canyon Partnership sales.

     For the six months ended June 30, 1999 and 1998, the Partnership reported net losses of $7,629,389 and $1,698,069, respectively. The increase in net loss is primarily the result of an increase in losses from joint ventures of $6,145,807 for the six month period ended June 30, 1999 versus $132,785 for the six month period ended June 30, 1998; an increase in interest income of $695,452 for the six month period ended June 30, 1999 versus $222,088 for the six month period ended June 30, 1998 and no amortization expense for the six month period ended June 30, 1999 versus $307,147 for the six month period ended June 30, 1998. These income increases were partially offset by a decrease in net sales revenues of $203,068 for the six month period ended June 30, 1999 versus $859,007 for the six month period ended June 30, 1998.

Financial Condition and Liquidity

    Net cash used in operating activities was $4,305,249 for the six months ended June 30, 1999 versus $3,074,605 for the six months ended June 30, 1998. The increase in net cash used in operating activities is primarily the result of a net loss of $7,629,389 for the six months ended June 30, 1999 from a loss of $1,698,069 for the six months ended June 30, 1998 and an increase in land and land improvements of $1,021,900 for the six months ended June 30, 1999 from a decrease of $847,710 for the six months ended June 30, 1998. These were partially offset because a good portion of the net loss resulted from a loss from joint ventures of $6,145,807 for the six months ended June 30, 1999 compared to a loss of $132,785 for the six months ended June 30, 1998.

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

    Net cash provided by financing activities was $3,103,031 for the six month period ended June 30, 1999 versus net cash provided by of $3,067,655 for the six month period ended June 30, 1998. The net cash provided during the six month period ended June 30, 1999 was primarily the result of funds advanced from Eaton Estate Partnership of $5,302,042 to fund development expenditures, to pay back the $2,395,951 loan from Sunrise Land Company, and to pay interest on partners' special units of $1,072,170. The Partnership subsequently borrowed an additional $2,199,400 from the Sunrise Land Company to fund additional development expenditures. The net cash provided during the six month period ended June 30, 1998 was the result of funds borrowed from Eaton Estate Partnership of $1,593,552 for development expenditures and for the repayment of the loan payable to Sunrise Land Company of $921,768. The Partnership subsequently borrowed an additional $2,645,951 from the Sunrise Land Company to fund additional development expenditures. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on May 15, 1999.

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

    Subsequent to June 30, 1999, the class action lawsuit that was filed by the current homeowners in the Seven Hills project against Silver Canyon Partnerships and the golf course developers, among others, was settled in November 1999. Also in November 1999, a settlement has been reached in principle with the owner of the golf course that had filed a cross-claim against the Partnership and Silver Canyon Partnerships.

    Still pending is a lawsuit filed by certain production homebuilding companies at Seven Hills. This litigation is currently in discovery with a trial scheduled for January 2000. The Partnership and Silver Canyon Partnership believe they have meritorious defenses to the remaining claims of the builders and intend to continue to defend against them vigorously.

    To minimize the impact of the identified costs in excess of budget to complete the Seven Hills project (See Note K), the partners of Silver Canyon Partnership have agreed to amend the Silver Canyon Partnership Agreement. The changes resulting from the amendment are reflected in the Form 10-Q for the quarterly period ended September 30, 1999.

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
                                                      ===========

The following table summarizes the impact of the amendment to the Silver Canyon Partnership Agreement as it relates directly to the Partnership as of September 30, 1999:

      Forgiveness of capitalized income recognized    $ 3,800,771
      Forgiveness of commission income                  1,455,981
      Forgiveness of administration fee income            220,000
                                                      -----------
                                                      $ 5,476,752
                                                      ===========

Also, as a result of the Silver Canyon Partnership excess cost and their impact on the Partnership, FC-Granite, Inc. and Sunrise have forgiven certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses:

      Administrative fees to FC-Granite               $    77,123
      Real estate commissions to FC-Granite                59,295
      Development fees to Sunrise                          67,765
      Interest to Sunrise                                  84,476
                                                      -----------
                                                      $   288,659
                                                      ===========


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


                              Granite Development Partners, L.P.
                              ----------------------------------
                                        (Registrant)


DATE:     12/15/99            /s/ Robert F. Monchein
     -----------------        ---------------------------------------
                              Robert F. Monchein
                              President
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.


DATE:     12/15/99            /s/ Mark A. Ternes
     -----------------        ---------------------------------------
                              Mark A. Ternes
                              Controller
                              FC-Granite, Inc., the general partner
                              of Granite Development Partners, L.P.