Form 10-K
period 1999-12-31
GRANITE DEVELOPMENT PARTNERS LP
filed 2000-03-31
CIK 925171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [ X ]  For the fiscal year ended  December 31, 1999

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

Commission file number 0330-080104

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      34-1754061
            --------                                      ----------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

1250 Terminal Tower           50 Public Square        Cleveland, Ohio   44113
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code 216-416-6060

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Agreement to this form 10-K. ( )

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

PART I.                                                                        PAGE
-------                                                                        ----
Item  1.    Business                                                              3
      2.    Properties                                                            4
      3.    Legal Proceedings                                                     4
      4.    Submission of Matters to a Vote of Security Holders                   5


PART II.
--------

Item  5.    Market for Registrant's Common Equity
                  and Related Stockholder Matters                                 5
      6.    Selected Financial Data                                               6
      7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       7
      7A.   Quantitative and Qualitative Disclosure About Marketing Risk          15
      8.    Financial Statements and Supplementary Data                           16
      9.    Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosure                                        48

PART III.
---------

Item  10.   Directors and Executive Officers of the
                  General Partner of the Registrant                               48
      11.   Executive Compensation                                                48
      12.   Security Ownership of Certain Beneficial Owners
                  and Management                                                  48
      13.   Certain Relationships and Related Transactions                        49


PART IV.
--------

Item  14.   Exhibits, Financial Statement Schedules and Reports
                   on form 8-K                                                    49

                                     PART I


Item 1. Business

      Granite Development Partners, L.P. ("Partnership"), a Delaware limited partnership, was formed on November 15, 1993 for the purpose of investing in, acquiring, owning, developing, selling and otherwise disposing of undeveloped and developed land acquired by the Partnership ("Partnership Properties"). The Partnership also may act as a joint venture partner with respect to the acquisition, ownership, development, sale or disposition of certain properties (also the "Partnership Properties"). The Partnership will terminate on December 31, 2013 or upon disposition of assets or certain other events. Effective December 16, 1998, the Partnership changed its fiscal year end from January 31 to December 31.

      The Partnership expects sales of all its properties to be complete by the year 2003, at which time the Partnership is expected to dissolve and terminate.

      The Partnership is the owner of Granite Silver Development Partners, L.P. the managing partner in Silver Canyon Partnership. Silver Canyon Partnership ("SC Partnership"), a Nevada limited partnership originally owned 55% by the Partnership and 45% by Silver Canyon Corporation ("SCC"), is owner and developer of Seven Hills, an approximately 1,300 acre master planned community located outside Las Vegas, Nevada. On January 30, 1996, the Partnership sold 21 2/3% interest in Silver Canyon Partnership ("Partnership Interest") to American Nevada Seven Hills Limited Partnership ("ANC"), a Nevada limited partnership and subsidiary of American Nevada Corporation, a Nevada corporation, for $2,990,000. In addition, SCC sold 11 2/3% of its partnership interest in Silver Canyon Partnership ("SCC Interest") to ANC for $1,610,000. After giving effect to the transfer of the Partnership Interest and the SCC Interest, the Partnership, SCC and ANC each own an equal 33 1/3% interest in SC Partnership.

INVESTMENT OBJECTIVES AND POLICIES

      The principal investment objectives of the Partnership are the preservation of Limited Partners' capital and appreciation of such capital through sales of land at increased values. There is no assurance that these investment objectives will be achieved. The Partnership has invested in undeveloped land or in partnerships or joint ventures that hold interests in such land on an all-cash basis and intends to realize appreciation of such land upon resale. The Partnership Properties, the majority of which will be developed as residential tracts, have been acquired and developed with the proceeds from the sale of the senior notes and the warrants exercisable for Partnership Units and the proceeds from the sale of Partnership Properties allocated to such acquisition and development in the future. The Partnership Properties acquired are in various stages of development ranging from fully developed and ready for sale to third parties, to projects with sales not expected to be completed for another three or four years. Larger projects, such as Seven Hills, are not expected to fully mature for another four years. The Partnership expects sales of all Partnership Properties to be completed by the year 2003, at which time the Partnership will dissolve and terminate.

      The Partnership will develop each of the properties it acquires at a rate, which will approximate the absorption rate in the relevant real estate market. Once development is completed, the properties will be marketed and sold. Upon completion of the sale of all of the Partnership Properties, remaining proceeds will be returned to the senior note holders and the Partnership will be dissolved and terminated.

FORMATION OF THE PARTNERSHIP

      All of the Partnership Properties have now been acquired and are in various stages of development. These properties are owned, developed and sold by the Partnership or a joint venture in which the Partnership, or a wholly-owned subsidiary of the Partnership, is a joint venture partner. The formation of the Partnership was designed to facilitate development of Partnership Properties under the control of a single entity, the Partnership, with greater access to the public and private capital markets and to enhance the potential for future growth.

COMPETITION

      Competition in this segment is dominated by price, location and availability of properties.

Item 2. Properties

      The following properties remain in the Partnership property portfolio as of December 31, 1999:

NAME                          DESCRIPTION
----                          -----------
Day Drive                     Located in Parma, Ohio.  Approximately nine (9) acres commercially zoned property remain.

North Olmsted Industrial      Located in North Olmsted, Ohio. Approximately 3.5 acres improved industrial
    Park                      property.
Royal Valley                  Located in North Royalton, Ohio. Consists of three (3) one-quarter acre lots within a
                              237 acre planned residential community.

Solon Estates                 Located in Solon, Ohio.  Consists of 250 acres zoned for one (1) acre single family lots
(Thornbury)                   and cluster homesites.
Silver Canyon                 Located in Henderson, Nevada. A 1,293 acre master planned residential community currently under development. Consists of 3,400 lots of which 2,702 lots are sold.

Eaton Estates                 Located in Sagamore Hills, Ohio. Consists of a 593 acre property zoned for a planned unit development and 43 acres of land zoned for single family lots. Five unimproved lots remain.

Music Street                  Located in Newbury Township, Geauga County, Ohio. Consists of  thirty (30)  three (3)
                              acre lots of which seven lots remain.

Fairfax Meadows               Located in Medina, Ohio. Consists of 73 acres zoned for 141 single family  residential sublots of which 73 lots remain.

Item 3.  Legal Proceedings

The Partnership is involved in various litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on March 29, 1999. Trial is scheduled for sometime in the trial session which started November 8, 1999.

In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. Five lawsuits have been filed relating to the right to play on the golf course. A class action lawsuit that was filed by the current homeowners in the Seven Hills project against SC Partnership and the golf course developers, among others, was settled in November 1999.

The owner of the golf course had filed a cross-claim against the Partnership, SC Partnership, and other entities. This lawsuit was settled in March 2000.

Certain production homebuilding companies at Seven Hills had also filed suits. SC Partnership settled with one of these production home building companies in March 2000. The remaining two suits have been settled in principal, but the settlement documents have not been executed.

Sales efforts are continuing at the Seven Hills development and we do not believe that the lawsuits that have been settled will significantly hinder those sales efforts. We have paid or accrued approximately $6,600,000 in litigation and legal expenses during 1999 related to the above lawsuits. We believe that this will be the extent of the impact of these lawsuits on the financial performance of SC Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the twelve months ended December 31, 1999.

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

Item 6.  Selected Financial Data
--------------------------------

                                Fiscal                 Fiscal            Fiscal              Fiscal              Fiscal
                                 1999*                  1998**            1997***             1996****          1995*****
                            ------------            -----------        -----------         -----------         -----------
OPERATING RESULTS
Gross Sales                 $  4,709,680            $ 8,417,447        $ 5,709,083         $12,367,374         $ 7,035,769
Net (Loss) Income           $(17,731,283)           $(1,215,059)       $  (357,213)        $   966,815         $  (158,487)

                             December 31,        December 31,         January 31,        January 31,         January 31,
                                 1999                1998                1998                1997                1996
                             -----------         -----------         -----------         -----------         -----------
FINANCIAL POSITION
Total assets                 $28,689,141         $49,641,324         $48,015,304         $50,492,484         $49,013,469
Land and land
  Improvements               $ 2,394,946         $ 3,203,853         $ 6,360,771         $ 6,948,665         $12,278,824
Restricted cash
  Equivalents                $        --         $        --         $   481,287         $ 4,602,891         $ 1,308,453
Investments in and
  Advances to joint
    Ventures                 $21,983,937         $32,221,489         $29,748,165         $25,866,537         $22,686,561
Long-term debt,
  Including mortgage
    Debt                     $36,528,961         $36,776,659         $37,242,514         $36,910,472         $41,110,025

        * Fiscal 1999 results are for the year ended December 31, 1999
       ** Fiscal 1998 results are for the eleven months ended December 31, 1998 *** Fiscal 1997 results are for the year ended January 31, 1998
     **** Fiscal 1996 results are for the year ended January 31, 1997
    ***** Fiscal 1995 results are for the year ended January 31, 1996

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      On December 15, 1998, the Granite Development Partners, L.P. ("Partnership") changed its year end from January 31 to December 31. This change in year end was to make consistent the Partnership's tax year with the fiscal year and to make the Partnership's fiscal year end consistent with its two major joint ventures, Eaton Estates Partnership and Silver Canyon Partnership. The Partnership is the owner of Granite Silver Development Partners, L.P. the managing partner in Silver Canyon Partnership. Silver Canyon Partnership also changed its fiscal year end from January 31 to December 31 concurrently with the Partnership. The Partnership's results of operations for the year ended December 31, 1999, the eleven months ended December 31, 1998, and the year ended January 31, 1998 include the Financial Results, accounted for on the equity basis, of Eaton Estate Partnership for the years ended December 31, 1999, 1998, and 1997, respectively, and Silver Canyon Partnership for the year ended December 31, 1999, the eleven months ended December 31, 1998 and the fiscal year ended January 31, 1998 respectively. The financial results of Eaton Estates Partnership, reflects twelve months of operations for all periods presented.

      For the fiscal year ended December 31, 1999 and the eleven months ended December 31, 1998, the Partnership reported net losses of $17,731,283 and $1,215,059 respectively. The increase in net loss is primarily the result of the following: a net loss from joint ventures of $9,670,001 for the year ended December 31, 1999 versus $46,957 for the eleven month period ended December 31, 1998; the forgiveness of $3,800,771 of previously recognized interest income; the forgiveness of $1,455,981 of previously recognized commission income; and the forgiveness of $220,000 of administrative fee income. The forgiveness of previously recognized fees is the result of an agreement ("Agreement") between American Nevada Seven Hills Limited Partnership ("ANC") and the Partnership, partners in Silver Canyon Partnership ("SC Partnership"), which modified certain terms of the Silver Canyon Partnership Agreement.

      The loss from joint ventures resulted primarily from a write down of inventory to the SC Partnership's project, Seven Hills, to its realizable value. The net decrease in capital for the year ended December 31, 1999 from the SC Partnership was $15,376,439.

      During the second quarter of 1999, ANC, the partner in SC Partnership responsible for the on-site improvements in the Seven Hills project, identified costs that would be incurred in excess of budget to complete the project. SC Partnership engaged in an extensive review of project costs. This review revealed net cost overruns in excess of thirty million dollars. These excess costs resulted primarily from an increase in the scope of landscape and greenbelt improvements for the balance of the property, as well as unanticipated increases in parcel development costs. As a result of these excess costs, ANC and the Partnership entered into the Agreement. The intent of the Agreement is to result in a more equitable sharing of the excess costs by ANC and the Partnership to minimize the impact of the identified costs in excess of budget to complete the Seven Hills project and to preserve cashflow available to meet the Partnership's obligations.

      SC Partnership reduced its remaining land inventory by the amount of $21,006,068 as a result of the excess costs which reflects an estimated project gross margin of zero. On the SC Partnership Statement of Operations for the year ended December 31, 1999, this adjustment was partially offset by a reduction in operating expenses as a result of the Agreement. The

Agreement required certain commissions previously earned and paid to the partners of SC Partnership, and expensed by SC Partnership, to be reapplied as repayment of the partners of SC Partnership's loans and capital. Interest earned and paid to partners on loans, and expensed by the SC Partnership, were treated the same. To minimize the impact of the excess costs, the partners will forfeit all future commissions and interest. The results of the Agreement totaled $11,164,980 and have been reflected in the financial statements.

      Excess costs at the SC Partnership reduced the projects gross margin to zero and caused the reversal of $14,163,313 of gross margins.

The Agreement's impact on the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the SC Partnership. Amounts previously paid will be deemed return of capital.

2. ANC will fund one-half of the settlement amounts for the two lawsuits that have been settled.

3. The Partnership will fund any future settlement for the outstanding lawsuits but will receive a priority distribution to cover such capital contribution.

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

      The following table summarizes the favorable impact of the Agreement to SC Partnership as of December 31, 1999:

Land inventory adjustment                  $ 5,054,279
Fees and commissions adjustment              6,110,701
                                           -----------
  Total adjustments                        $11,164,980
                                           ===========

      The following table summarizes the impact of the Agreement to the SC Partnership Agreement as it relates directly to the Partnership as of December 31, 1999:

Land inventory adjustment at ownership                  $ 4,263,313
Fees and commissions adjustment at ownership              1,675,982
                                                        -----------
  Subtotal                                              $ 5,939,295

Forgiveness of capitalized income recognized             (3,800,771)
Forgiveness of commission income                         (1,455,981)
Forgiveness of administration fee income                   (220,000)
                                                        -----------
  Subtotal                                              $(5,476,752)
                                                        -----------
  Total                                                 $  (462,543)
                                                        ===========

      The general partner of the Partnership is FC-Granite, Inc., an Ohio corporation ("FC-Granite"). FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"). As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite and Sunrise have forgiven certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses:

Administrative fees to FC-Granite                $ 77,123
Real estate commissions to FC-Granite              59,295
Development fees to Sunrise                        67,765
Interest to Sunrise                                84,476
                                                 --------
                                                 $288,659
                                                 ========

      Sales of developed property for the year ended December 31, 1999 totaled $4,709,680 versus $8,417,447 for the year eleven months ended December 31, 1998. The following significant sales occurred in fiscal 1999: 1) 54 lots in the Ledges development for $3,235,680; 2) 20 lots in the Fairfax development for $1,026,000; 3) 7 single family sublots in Cambridge Park for $368,000; and 4) a
0.77 acre parcel of Drake Estates in Strongsville for $80,000. The decrease in sales for fiscal 1999 versus fiscal 1998 is a result of a decrease in the amount of developed land available for resale.

      Sales of developed property for the eleven months ended December 31, 1998 totaled $8,417,447 versus $5,709,083 for the year ended January 31, 1998. The following significant sales occurred in fiscal 1998: 1) 87 lots in The Ledges development Phases 1 and 2 for $5,088,947; 2) 8 lots in River Oaks for $960,000;
3) 18 lots in Cambridge Park for $938,000; 4) 20 lots in Fairfax for $794,000.

      Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $1,560,000, $8,429,232, and $7,257,167, for the years ended December 31, 1999, 1998, and 1997, respectively. The level of sales activity is expected to decrease in fiscal year 2000 as there is a limited amount of land remaining to be developed and sold.

      The SC Partnership, a joint venture of the Partnership accounted for under the equity method, reported sales of $29,431,179 for the year ended December 31, 1999, versus sales of $31,791,859 for the eleven months ended December 31, 1998 and sales of $23,911,279, for the year ended January 31, 1998. The level of sales activity is expected to remain strong in fiscal 2000.

      As of December 31, 1999, the following significant sales were under contract: four lots in the Fairfax subdivision in Medina, Ohio for $172,000 and 91 lots within the Silver Canyon development in Henderson, Nevada for $3,497,526. These contracts closed during the first quarter of 2000.

      Interest income totaled $954,398 for the year ended December 31, 1999 versus $1,452,474 for the eleven months ended December 31, 1998. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. Interest income earned on funds advanced to the SC Partnership was being deferred and recognized as sales occur. The decrease in interest income in fiscal 1999 is mainly due to the decrease in the recognition of deferred interest income related to SC Partnership sales. As a result of the Agreement, interest of $3,800,771 earned in this year and in previous years has been reapplied as repayment of partner loans and capital. Interest income earned on funds advanced to the SC Partnership that was previously deferred has been reversed in the year ending December 31, 1999.

       Interest income totaled $1,452,474 for the eleven months ended December 31, 1998 versus $1,150,137 for the year ended January 31, 1998. The increase in interest income in fiscal 1998 is mainly attributable to an increase in the recognition of deferred interest income related to the funds advanced to the Partnership of $1,508,044 for the eleven months ended December 31, 1998 versus $750,624 for the year ended January 31, 1998. This was partially offset by a decrease in interest on mortgage notes receivable of $345,149 over prior year.

      Commission income of $189,448 and $504,182 was recorded for the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. Commission income earned during this year and in prior years, from the SC Partnership, in the amount of $1,455,981 which as forgiven in 1999, has been reapplied as repayment of partner loans and capital. Commission income of $453,965 was recorded for the year ended January 31, 1998.

      Other income totaled $110,187 for the year ended December 31, 1999 versus $359,984 for the eleven months ended December 31, 1998. Other income is mainly comprised of deferred development fees and management fees related to the SC Partnership. Development fee income earned during this year and in prior years in the amount of $220,000, which was forgiven in 1999, has been reapplied as repayment of partners loans and capital.

      Other income totaled $359,984 for the eleven months ended December 31, 1998 versus $352,173 for the year ended January 31, 1998. Included in the income are development fees of $317,962 and $290,685 for the eleven months ended December 31, 1998 and for the year ended January 31, 1998, respectively.

      The interest, commission, and development fee income in the amounts of $3,800,771, $1,455,981, and $220,000 respectively, recorded through the statement of operations in this year and prior years, was forgiven during the period ended December 31, 1999. This total amount of $5,476,752 has been recorded as loss from joint venture Agreement in the statement of operations.

      Interest expense totaled $4,470,896 for the year ended December 31, 1999 versus $3,953,210 for the eleven months ended December 31, 1998. Interest expense is mainly comprised of interest accrued for Senior Notes, special units, operating loans and mortgage notes payable. Interest accrued for Senior Notes was $3,952,950 for the year ended December 31, 1999 versus $3,617,220 for the eleven months ended December 31, 1998.

      Interest expense totaled $3,953,210 for the eleven months ended December 31, 1998 versus $4,251,226 for the year ended January 31, 1998. Interest accrued for Senior Notes was $3,617,220 for the eleven months ended December 31, 1998 versus $3,952,950 for the year ended January 31, 1998.

      Partner fees totaled $143,154 and $1,057,112 for the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. Partner fees are comprised of development fees, administrative fees and commissions.

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

      As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite has modified the administrative fee arrangement. The administrative fee will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $77,123 as of June 30, 1999 will be deemed paid by the reapplication of part of the paid special units interest. Originally, FC-Granite was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership, which is equal to one-sixth of 1% of the book value of the partnership properties as defined. Total administrative fees accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $79,126 and $179,744, respectively. Fees outstanding as of December 31, 1998 were $196,494. The Partnership paid administrative fees of $198,497 during the period ended December 31, 1999.

      As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise has modified the development fee arrangement. The development fee will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $67,765 as of June 30, 1999 will be deemed paid by the reapplication of part of the paid special units interest. Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership's properties. Total development fees accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $34,148 and $467,929, respectively. Fees outstanding as of December 31, 1998 were $569,473. The Partnership paid development fees of $535,856 during the period ended December 31, 1999.

      As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite has modified the real estate commissions arrangement. The real estate commissions will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $59,295 as of June 30, 1999 will be deemed paid by the reapplication of part of the paid special units interest. Total real estate commissions accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $29,880 and $409,439, respectively. Commissions outstanding as of December 31, 1998 were $498,289. The Partnership paid commissions of $468,874 for the first six months of 1999 prior to the modification of the real estate commission arrangement.

      During the year ended December 31, 1999, the Partnership repaid Sunrise $2,395,951 of funds loaned for expenditures at the Seven Hills project as of December 31, 1998 and subsequently borrowed additional funds totaling $5,748,800 of which $2,199,400 non-cash has been deemed paid by the reapplication of part of the paid special units interest. During the same period, Eaton Estate Partnership loaned the Partnership $5,281,792 to fund additional development expenditures. Of this amount, $2,646,004 has been repaid. Funds advanced bear interest at 10%, totaling $484,122 at December 31, 1999. Advances plus interest will be repaid when excess funds are available.

      Operating and other expenses totaled $344,635 for the year ended December 31, 1999 versus $426,826 for the eleven months ended December 31, 1998. Operating and other expenses are mainly comprised of legal fees, other professional fees, title and escrow fees, and office expenses. Legal and professional fees decreased from $229,832 for the eleven months ended

December 31, 1998 to $173,926 for the year ended December 31, 1999. Title and escrow fees decreased from $85,694 for the eleven months ended December 31, 1998 to $43,259 for the year ended December 31, 1999. These decreases were partially offset by an increase in office expense from $2,291 for the eleven months ended December 31, 1998 to $14,955 for the year ended December 31, 1999.

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

      Loss from Joint Ventures was $9,670,001 for the year ended December 31, 1999 versus $46,957 for the eleven months ended December 31, 1998. Loss from Joint Ventures consists of loss from SC Partnership and income from Eaton Estate Partnership, both being recorded by the Partnership under the equity method. The increase in joint venture loss in fiscal 1999 is mostly due to increases in project costs, and therefore, cost of sales for the SC Partnership.

      Loss from Joint Ventures was $46,957 for the eleven months ended December 31, 1998 versus income of $1,663,201 for the year ended January 31, 1998. Loss from Joint Ventures consists of loss from SC Partnership and income from Eaton Estate Partnership, both being recorded by the Partnership under the equity method. The decrease in joint venture income in fiscal 1998 is mostly due to increases in project costs and, therefore, cost of sales for the SC Partnership.

Financial Condition and Liquidity

      The net cash used in operating activities was $1,991,837 for the year ended December 31, 1999 versus cash provided of $2,032,572 for the eleven months ended December 31, 1998. The increase in net cash used in operating activities is primarily the result of decrease in operating results of $2,584,530 for the year ended December 31, 1999, versus $714,507 for the eleven months ended December 31, 1998, a decrease in accounts payable of $643,523 for the year ended December 31, 1999 versus an increase of $499,432 for the eleven months ended December 31, 1998 and no change in restricted cash equivalents for the year ended December 31, 1999 versus a decrease of $481,287 for the eleven months ended December 31, 1998.

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

      Net cash used in investing activities was $888,430 for the year ended December 31, 1999 versus $2,520,281 for the eleven months ended December 31, 1998. The decrease in funds used was mainly the result of a decrease in investments in and advances to affiliates from $3,270,281 for the eleven months ended December 31, 1998 to $1,424,144 for the year ended December 31, 1999. The decrease in investments in and advances to affiliates mostly consists of a decrease in Capital Calls of $1,670,280.

      Net cash used in investing activities was $2,520,281 and $2,218,427 for the eleven months ended December 31, 1998 and for the year ended January 31, 1998, respectively. The increase in funds used was mainly due to an increase in funds advanced for development expenditures at the Seven Hills property, partially offset by a $750,000 cash distribution from Eaton Estate Partnership.

      Net cash provided by financing activities for the year ended December 31, 1999, was $4,668,805 versus $1,694,158 for the eleven months ended December 31, 1998. The net cash provided during the year ended December 31, 1999 was mainly attributable to funds loaned from Eaton Estate Partnership of $5,281,792 to repay the December 31, 1998 loan to Sunrise of $2,395,951 and to fund development expenditures. Subsequently, the Partnership borrowed additional funds from Sunrise of $5,748,800 to repay Eaton Estate Partnership $2,646,004 and to pay interest on partners' special units of $1,072,170.

      Net cash provided by financing activities was $1,694,158 for the eleven months ended December 31, 1998 versus net cash used in financing activities of $1,745,606 for the year ended January 31, 1998. The net cash provided was due to funds loaned from Sunrise $2,395,951, which was partially offset by repayments of mortgage notes payable of $465,855.

      The corporate parent of Sunrise has committed to fund any cash contributions necessary for the Partnership to meet its obligations under the 2000 Business Plan of SC Partnership through March 31, 2001.

      The Partnership is involved in various litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on March 29, 1999. Trial is scheduled for sometime in the trial session which started November 8, 1999.

      In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. Five lawsuits have been filed relating to the right to play on the golf course.

      A class action lawsuit that was filed by the current homeowners in the Seven Hills project against SC Partnership and the golf course developers, among others, was settled in November 1999.

      The owner of the golf course had filed a cross-claim against the Partnership, SC Partnership, and other entities. This lawsuit was settled in March 2000.

      Certain production homebuilding companies at Seven Hills had also filed suits. SC Partnership settled with one of these production home building companies in March 2000. The remaining two suits have been settled in principal, but the settlement documents have not been executed.

      Sales efforts are continuing at the Seven Hills development and management does not believe that the lawsuits that have been settled will significantly hinder those sales efforts. Management has paid or accrued approximately $6,600,000 in litigation and legal expenses during 1999 related to the above lawsuits. Management believes that this will be the extent of the impact of these lawsuits on the financial performance of SC Partnership.

YEAR 2000

      The Partnership has completed its program to prepare its financial and operating computer systems and embedded applications for the Year 2000. The Partnership did not experience any malfunctions or errors. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." No problems were detected through the leap year processing.

      For business reasons unrelated to the Year 2000, the Partnership's computer systems have been moved from the mainframe environment to a distributed environment. Major processing systems were replaced with Year 2000-compliant software.

      The Partnership had identified concerns related to hardware, software and embedded systems and developed a contingency plan to respond to each concern. The Partnership had appropriate personnel, and outside contractors, on site starting on the evening of December 31, 1999 and the ensuing weekend. The Partnership completed the Year 2000 tasks and notified senior management of the program completion.

      Similar to other companies, the Partnership was highly dependent upon systems in the public sector, such as utilities, mail, government agencies and transportation systems. The Partnership did not experience any failure in these areas. The Year 2000 plan was aimed at identifying and correcting all issues upon which the Partnership had direct control or indirect control through its vendors and business partners. The Partnership successfully completed its Year 2000 program with minimal effect on operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposure is interest rate risk. At December 31, 1999, the Partnership had $528,961 of variable rate debt.

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

                                                       EXPECTED MATURITY DATE
                                   --------------------------------------------------------------
                                   --------------------------------------------------------------                      Fair Market
                                       2000             2001             2002             2003            Total            Value
                                   -----------      -----------      -----------      -----------      -----------      -----------
FIXED:
Senior notes                       $        --      $        --      $        --      $36,000,000      $36,000,000      $36,000,000

Weighted average interest rate           10.83%           10.83%           10.83%           10.83%           10.83%              --
                                   -----------      -----------      -----------      -----------      -----------      -----------
                                   $        --      $        --      $        --      $36,000,000      $36,000,000      $36,000,000
VARIABLE:
Variable rate  mortgage debt       $   528,961      $        --      $        --      $        --      $   528,961      $   528,961
                                          9.00%                                                               9.00%            9.00%
                                   -----------      -----------      -----------      -----------      -----------      -----------
Total variable  rate debt          $   528,961      $        --      $        --      $        --      $   528,961      $   528,961
                                   -----------      -----------      -----------      -----------      -----------      -----------
                                   $   528,961      $        --      $        --      $36,000,000      $36,528,961      $36,528,961
                                   ===========      ===========      ===========      ===========      ===========      ===========

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Granite Development Partners, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' deficit and cash flows present fairly, in all material respects, the financial position of Granite Development Partners, L.P. (A Delaware Limited Partnership) ("Partnership") at December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the eleven months ended December 31, 1998, and for year ended January 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion of these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/S/ PricewaterhouseCoopers LLP
------------------------------
   PricewaterhouseCoopers LLP


Cleveland, Ohio
March 30, 2000

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS


                                              December 31,           December 31,
                                              -----------            ------------
                                                  1999                   1998
                                              -----------            -----------
ASSETS

LAND                                          $ 1,138,136            $ 1,772,580
LAND IMPROVEMENTS                               1,256,810              1,431,273
                                              -----------            -----------
                                                2,394,946              3,203,853

MORTGAGE NOTES RECEIVABLE                         967,770              2,955,344

INVESTMENTS IN AND ADVANCES TO
   JOINT VENTURES                              21,983,937             32,221,489

OTHER ASSETS

  Cash                                          3,219,145              1,430,607

  Interest receivable                              97,139              9,629,531

  Other                                            26,204                 25,500

  Administrative fee receivable                        --                175,000
                                              -----------            -----------
                                                3,342,488             11,260,638
                                              -----------            -----------

                                              $28,689,141            $49,641,324
                                              ===========            ===========


See notes to financial statements

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                           BALANCE SHEETS (continued)


                                       December 31,             December 31,
                                       ------------             ------------
                                           1999                     1998
                                       ------------             ------------
LIABILITIES
PARTNERS' SPECIAL UNITS
& PARTNERS' DEFICIT

SENIOR NOTES PAYABLE                   $ 36,000,000             $ 36,000,000
MORTGAGE NOTES PAYABLE                      528,961                  776,659
LOANS PAYABLE
  Sunrise Land Company                    3,549,400                2,395,951
  Eaton Estate Partnership                3,514,286                  878,462
                                       ------------             ------------
                                          7,063,686                3,274,413
OTHER LIABILITIES
  Accounts payable                          319,282                  962,805
  Accrued fees, partners                         --                1,264,257
  Accrued interest                        1,152,423                  924,057
  Accrued real estate taxes                  64,319                   99,953
  Deposits                                    4,000                    3,579
  Deferred income                                --                6,379,262
                                       ------------             ------------
                                          1,540,024                9,633,913
PARTNERS' EQUITY (DEFICIT)

Partners' special units                   9,000,000                9,000,000
Partners' deficit                       (25,443,530)              (9,043,661)
                                       ------------             ------------
                                        (16,443,530)                 (43,661)
                                       ------------             ------------

                                       $ 28,689,141             $ 49,641,324
                                       ============             ============


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                             For the year           For the eleven          For the year
                                                ended                months ended               ended
                                             December 31,             December 31,            January 31,
                                                 1999                     1998                    1998
                                             ------------             -----------             -----------
REVENUES
Sales of developed property                  $  4,709,680             $ 8,417,447             $ 5,709,083
Cost of sales                                  (3,526,414)             (5,938,434)             (3,621,063)
                                             ------------             -----------             -----------
                                                1,183,266               2,479,013               2,088,020

Interest                                          954,398               1,452,474               1,150,137
Commission                                        189,448                 504,182                 453,965
Other                                             110,187                 359,984                 352,173
                                             ------------             -----------             -----------
                                                2,437,299               4,795,653               4,044,295
                                             ------------             -----------             -----------

EXPENSES
Interest                                        4,470,896               3,953,210               4,251,226
Fees, partners                                    143,154               1,057,112                 746,638
Real estate taxes                                  63,144                  73,012                 210,453
Operating and other                               344,635                 426,826                 177,541
Amortization                                           --                 453,595                 678,851
                                             ------------             -----------             -----------
                                                5,021,829               5,963,755               6,064,709
                                             ------------             -----------             -----------
                                               (2,584,530)             (1,168,102)             (2,020,414)

Loss from joint venture agreement              (5,476,752)                     --                      --
(Loss) income from joint ventures              (9,670,001)                (46,957)              1,663,201
                                             ------------             -----------             -----------

NET LOSS                                     $(17,731,283)            $(1,215,059)            $  (357,213)
                                             ============             ===========             ===========


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT


                                                    Sunrise            FC-Granite              Limited
                                                    Land Co.              Inc.                 Partners                 Total
                                                    -------           ------------            -----------            ------------
Balance at January 31, 1997                              --            (10,323,370)             3,999,960              (6,323,410)

Distribution of interest on special units                --             (1,147,979)                    --              (1,147,979)

Net loss                                                 --                (89,304)              (267,909)               (357,213)
                                                    -------           ------------            -----------            ------------

Balance at January 31, 1998                              --            (11,560,653)             3,732,051              (7,828,602)

Net loss for the eleven months                           --               (303,765)              (911,294)             (1,215,059)
                                                    -------           ------------            -----------            ------------

Balance at December 31, 1998                             --            (11,864,418)             2,820,757              (9,043,661)

Cancellation of interest on special
  Units                                                  --              1,331,414                     --               1,331,414

Net loss                                                 --            (14,910,526)            (2,820,757)            (17,731,283)
                                                    -------           ------------            -----------            ------------

Balance at December 31, 1999                        $    --           $(25,443,530)           $        --            $(25,443,530)
                                                    =======           ============            ===========            ============


See notes to financial statements.

                                        GRANITE DEVELOPMENT PARTNERS, L.P.
                                         (A Delaware Limited Partnership)
                                              STATEMENTS OF CASH FLOW

                                                                            For the year      For the 11 months     For the year
                                                                               ended                 ended              ended
                                                                             December 31,         December 31,        January 31,
                                                                                 1999                1998                1998
                                                                             ------------         -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                   $(17,731,283)        $(1,215,059)        $  (357,213)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Forgiveness of capitalized income recognized-
       Silver Canyon Partnership                                                3,800,771                  --                  --
    Forgiveness of commission income-
       Silver Canyon Partnership                                                1,455,981                  --                  --
    Forgiveness of administration fee income-
       Silver Canyon Partnership                                                  220,000                  --                  --
    Amortization                                                                       --             453,595             678,851
    Loss (income) from joint ventures                                           9,670,001              46,957          (1,663,201)
Changes in operating assets and liabilities:
  Decrease in land and land improvements                                          808,907           3,156,919             587,894
  Decrease in restricted cash equivalents                                              --             481,287           4,121,604
  Decrease in mortgage notes receivable                                         1,987,574             194,221           3,173,881
  Increase in interest receivable                                              (1,812,791)         (2,232,269)         (2,190,243)
  Decrease (increase) in other assets                                                  --              55,000             (25,500)
  Decrease in commission receivable                                                    --                  --              17,392
  Increase in administrative fee receivable                                       (45,000)            (55,000)            (60,000)
  (Decrease) increase  in accounts payable                                       (643,523)            499,432             414,741
  (Decrease) increase in accrued fees, partners                                (1,060,073)          1,057,112            (728,651)
  Increase (decrease) in accrued interest                                         228,366             (51,788)            (33,294)
  (Decrease) increase in accrued real estate taxes                                (35,634)            (43,946)              8,986
  Decrease in deposits                                                               (283)           (815,498)         (1,265,623)
  Increase in deferred income                                                   1,165,150             501,609           1,221,579
                                                                             ------------         -----------         -----------
  Net cash (used in) provided by operating activities                          (1,991,837)          2,032,572           3,901,203
                                                                             ------------         -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Distribution from affiliates                                                    535,714             750,000             642,600
  Investments in and advances to affiliates                                    (1,424,144)         (3,270,281)         (2,861,027)
                                                                             ------------         -----------         -----------

    Net cash used in investing activities                                        (888,430)         (2,520,281)         (2,218,427)
                                                                             ------------         -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from loan payable - Sunrise Land Company                             5,748,800           2,395,951                  --
  Repayment of loan payable - Sunrise Land Company                             (2,395,951)                 --            (921,768)
  Proceeds from loan payable - Eaton Estate Partnership                         5,281,792           2,580,890                  --
  Repayment of loan payable - Eaton Estate Partnership                         (2,646,004)         (2,816,828)                 --
  Distribution of interest on special units                                    (1,072,170)                 --          (1,147,980)
  Proceeds from mortgage notes payable                                                 --                  --             922,472
  Repayment of mortgage notes payable                                            (247,662)           (465,855)           (590,430)
  Increase in mortgage procurement cost                                                --                  --              (7,900)
                                                                             ------------         -----------         -----------

    Net cash provided by (used in) financing activities                         4,668,805           1,694,158          (1,745,606)
                                                                             ------------         -----------         -----------
INCREASE (DECREASE) IN CASH                                                     1,788,538           1,206,449             (62,830)
CASH AT BEGINNING OF THE PERIOD                                                 1,430,607             224,158             286,988
                                                                             ------------         -----------         -----------
CASH AT END OF THE PERIOD                                                    $  3,219,145         $ 1,430,607         $   224,158
                                                                             ============         ===========         ===========

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                       STATEMENTS OF CASH FLOW (continued)

                                                                            For the year      For the 11 months     For the year
                                                                               ended                 ended              ended
                                                                             December 31,         December 31,        January 31,
                                                                                 1999                1998                1998
                                                                             ------------         -----------         -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
  Operating Expenses
    Write off of deferred income                                             $ (7,544,412)        $        --         $        --
    Write off of interest receivable                                         $ 11,345,183         $        --         $        --

  Financing Activities
     Cancellation of interest on special units
        applied to loan payable-
         Sunrise Land Company                                                $ (2,199,400)        $        --         $        --
     Cancellation of interest on special units
       applied to Accrued Partners Fees                                      $   (204,184)        $        --         $        --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
         Interest                                                            $  4,242,530         $ 4,004,998         $ 4,284,520
         Real estate taxes                                                   $     98,778         $   116,958         $   201,467

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE A  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Granite Development Partners, L.P., a Delaware Limited Partnership ("Partnership"), was formed on November 15, 1993 to acquire, develop, market and sell partnership properties, located principally in Ohio and Nevada, and may include acting as a joint venture partner with respect to certain properties. The Partnership is the owner of Granite Silver Development Partners, L.P. the managing partner in Silver Canyon Partnership ("SC Partnership"). The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets. Effective December 16, 1998, the Partnership has decided to change its fiscal year end from January 31 to December 31.

The results of operations discussed below reflect the change in the Partnership year end from January 31 to December 31. This change in year end was to make consistent the Partnership's tax year with the fiscal year and to make the Partnership's fiscal year end consistent with its two major joint ventures, Eaton Estate Partnership and SC Partnership which owns the Seven Hills project. SC Partnership also changed it's fiscal year end from January 31 to December 31 concurrently with the Partnership. The Partnership's results of operations the year ended December 31, 1999, for the eleven months ended December 31, 1998, and the year ended January 31, 1998, include the Financial Results, accounted for on the equity basis, of Eaton Estate Partnership for the fiscal years ended December 31, 1999, 1998, and 1997, respectively, and SC Partnership for the year ended December 31, 1999, the eleven months ended December 31, 1998 and the fiscal year ended January 31, 1998. The Eaton Estate Partnership reflects twelve months of operations, which is consistent with prior periods presented.

The sole general partner is FC-Granite, Inc., an Ohio corporation ("FC-Granite"). FC-Granite has made an initial capital contribution of $300. FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"). Sunrise made an initial capital contribution of $100 and acted as the original limited partner until the outstanding warrants to acquire limited partnership interests were exercised on December 3, 1996. When the first warrant was exercised, Sunrise withdrew as the original limited partner. FC-Granite owns a 25% interest and the limited partners own a 75% interest in the Partnership.

On December 3, 1996, FC-Granite exercised 9,000 warrants to purchase limited partnership units, representing a 25% ownership of the limited partnership units.

FC-Granite contributed properties with assigned values of $7,234,482 and $2,765,518 of cash related to properties originally intended to be contributed by FC-Granite but were sold prior to the formation of the Partnership in exchange for $10,000,000 special units valued at $1,111.11 per special unit. The historical cost basis of the contributed properties was $4,097,400. Until the senior notes payable are paid in full, $9,000,000 of the special units bear interest at 10.83% and will be paid pari-passu with interest on the senior notes payable and have accordingly been treated as partners' special units and the remaining $1,000,000 has been reflected as a capital contribution. The difference of $3,137,082 between the partners' special units of $10,000,000

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


and the historical cost basis of the contributed properties of the contributed properties of $4,097,400 and contributed cash of $2,765,518 is reflected as a reduction of partners' equity for FC-Granite. The properties have been presented at their historical cost basis because of the affiliated ownership and common management of Sunrise, FC-Granite, and the Partnership.

Sunrise has withdrawn from the Partnership upon the exercising of the warrants in fiscal 1996. With this change in the Partnership structure, all profits will be allocated to FC-Granite, the general partner, until all prior year losses initially allocated to FC-Granite are recovered. As of December 31, 1999, $3,958,389 in losses allocated to FC-Granite under the old Partnership's structure have not been recovered. Once FC-Granite recoups the full allocation of losses from prior years as noted above, profits and losses of the Partnership will be allocated in accordance with the Partnership agreement. The agreement states that FC-Granite owns a 25% interest and the limited partners own a 75% interest in the Partnership.

Once the senior notes payable and partners' special units have been paid in full and the capital accounts of the general and limited partners have been repaid, FC-Granite will receive distributions of 25% of available cash, as defined. No amounts are due under the terms of this participation.

During the second quarter of 1999, American Nevada Seven Hills Limited Partnership ("ANC"), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. Certain of these costs became known to ANC operating personnel during the fourth quarter of 1998. Further information became known during the second quarter of 1999. The second quarter 1999 Form 10Q has been restated to include this additional information (See Note J). To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement ("Agreement") which modified certain terms of the Silver Canyon Partnership Agreement. The changes resulting from the Agreement are reflected in this statement.

The Agreement's impact on the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the SC Partnership. Amounts previously paid will be deemed return of capital.

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

The following table summarizes the favorable impact of the Agreement to SC Partnership as of December 31, 1999:

            Land inventory adjustment              $ 5,054,279
            Fees and commissions adjustment          6,110,701
                                                   -----------
              Total adjustments                    $11,164,980
                                                   ===========

The following table summarizes the impact of the Agreement to the Silver Canyon Partnership Agreement as it relates directly to the Partnership as of December 31, 1999:

            Land inventory adjustment at ownership              $ 4,263,313
            Fee and commissions adjustment at ownership           1,675,982
                                                                -----------
              Subtotal                                          $ 5,939,295

            Forgiveness of capitalized income recognized         (3,800,771)
            Forgiveness of commission income                     (1,455,981)
            Forgiveness of administration fee income               (220,000)
                                                                -----------
              Subtotal                                          $(5,476,752)
                                                                -----------
              Total                                             $   462,543
                                                                ===========

Also, as a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite and Sunrise have forgiven certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses:

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

Land Sales

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

Land and Land Improvements

Land and land improvements are recorded at cost. Upon sales, costs will be reported in cost of sales using the specific identification method. Land held for sale is recorded at the lower of carrying amount or fair value less cost to sell.

Investments In Joint Ventures

The Partnership has invested in two joint ventures, which have been accounted for under the equity method. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), other capital transactions, and cash contributions and distributions. The advances to the ventures represent loans, which are to be repaid within the next three years.

Income Taxes

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

Fair Value of Financial Instruments

The Partnership's financial instruments consists principally of cash, mortgage notes receivable, accounts payable and accrued expenses in which the fair value of these financial instruments approximates the carrying value. The Partnership determined the estimated fair value of its debt by aggregating the various types (i.e. fixed rate versus variable rate debt) and discounting future cash payments at interest rates that the Partnership believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Partnership's total debt.

Reclassifications

Certain amounts in the eleven months ended December 31, 1998 have been reclassified to conform to the current year's presentation.

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

Business Segment Information

In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 131 - Disclosure about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about the products and services, geographic areas and major customers. The sole business of the Partnership is to acquire, develop, market and sell Partnership properties. The Partnership evaluates operating results and allocates resources on a property-by-property basis. The Partnership does not distinguish or group its operations on a geographic basis. Accordingly, the Partnership believes it has a single reportable segment for SFAS 131 purposes. Further, all operations are within the United States. Therefore, no additional disclosure relating to the adoption of SFAS 131 is considered necessary.

Start-Up Costs

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

Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid. The Partnership has not deferred interest payments on the Senior Notes payable.

NOTE C - WARRANTS

In connection with the issuance of the Senior Notes, the Partnership sold pro-rata to the purchasers of the Senior Notes 36,000 warrants at $27.78 to purchase limited partnership units.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE C - WARRANTS (continued)


Each warrant represented the right to purchase one limited partnership unit at an exercise price of $83.33. On December 3, 1996, all 36,000 warrants were exercised.

NOTE D - PARTNERS' SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, $9,000,000 of the partners' special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. FC-Granite, the holder of the special units, has modified the interest arrangement as a result of the SC Partnership excess costs and their impact on the Partnership.

Interest earned on the partners' special units amounted to $739,148 for the year ended December 31, 1999 and $904,305 for the eleven months ended December 31, 1998. During the year ended December 31, 1999, $1,072,170 of the interest was distributed to FC-Granite.

FC-Granite has agreed to forfeit the $655,215 of unpaid interest on partners' special units as of December 31, 1999. FC-Granite has further agreed to apply $2,199,400 and $204,184 of previously paid interest on special units as a repayment of principal on the loan payable to Sunrise and as a payment on accrued partner fees, respectively. See transactions with affiliates (See Note
F).

NOTE E - MORTGAGE NOTES PAYABLE

During the year ended January 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first lien for the funding of the Thornbury development. The loan amount is not to exceed $1,400,000 with a maturity date of November 1, 2000. As of December 31, 1999 and December 31, 1998, the outstanding balances related to this loan were $528,961 and $656,659, respectively. The principal amount outstanding bears interest at a rate of prime (8.5% at December 31, 1999 and 7.75% at December 31, 1998) plus one-half of one percent (1/2%).

As of December 31, 1998, the Partnership had outstanding other mortgage notes payable in which the proceeds were used to fund construction of land improvements. The amounts borrowed of $120,000 at December 31, 1998 bore interest at 8% per annum. The $120,000 was paid during 1999.

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

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE F - TRANSACTIONS WITH AFFILIATES (continued)


As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite has modified the administrative fee arrangement. The administrative fee will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $77,123 as of June 30, 1999 was deemed paid by the reapplication of part of the paid special units interest. Originally, FC-Granite was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership, which is equal to one-sixth of 1% of the book value of the partnership properties as defined. Total administrative fees accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $79,126 and $179,744, respectively. Fees outstanding as of December 31, 1998 were $196,494. The Partnership paid administrative fees of $198,497 during the year ended December 31, 1999.

As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise has modified the development fee arrangement. The development fee will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $67,765 as of June 30, 1999 was deemed paid by the reapplication of part of the paid special units interest. Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership's properties. Total development fees accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $34,148 and $467,929, respectively. Fees outstanding as of December 31, 1998 were $569,473. The Partnership paid development fees of $535,856 during the year ended December 31, 1999.

As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite has modified the real estate commissions arrangement. The real estate commissions will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $59,295 as of June 30, 1999 was deemed paid by the reapplication of part of the paid special units interest. Total real estate commissions accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $29,880 and $409,439, respectively. Commissions outstanding as of December 31, 1998 were $498,289. The Partnership paid commissions of $468,874 during the year ended December 31, 1999.

Based on the Agreement, the Partnership's commission equal to 1.67% of SC Partnership's gross sales as compensation for the Partnership's services in conducting marketing and sales duties and authorization of sales contracts has been reapplied as payments on the amounts the Partnership has loaned SC Partnership. The Partnership earned $189,448 and $504,182 during the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. The total amount of commissions earned from inception through December 31, 1999 totaling $1,455,981 have been reversed through the statement of operations as a loss from joint venture Agreement and applied to the advances to joint ventures.

Based on the Agreement, the Partnership's monthly administrative fee from SC Partnership in the amount of $5,000 per month has been waived. Fees that were to be earned during the year ended December 31, 1999 and the eleven months ended December 31, 1998 were $60,000 and $55,000, respectively. At December 31, 1999, accrued administrative fees totaling $220,000

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE F - TRANSACTIONS WITH AFFILIATES (continued)


have been reversed through the statement of operations as part of loss from joint venture agreement.

During the year ended December 31, 1999, the Partnership repaid Sunrise $2,395,951 of funds loaned for expenditures at the Seven Hills project as of December 31, 1998 and subsequently borrowed additional funds totaling $5,748,800 of which $2,199,400 has been deemed paid by the reapplication of part of the paid special units interest. During the same period, Eaton Estate Partnership loaned the Partnership $5,281,828 to fund additional development expenditures. Of this amount, $2,646,004 has been repaid. Funds advanced bear interest at 10%, totaling $484,122 at December 31, 1999. Advances and interest will be repaid when excess funds are available.

During the eleven months ended December 31, 1998, Sunrise loaned the Partnership $2,395,591 to fund additional development expenditures at the Seven Hills project. During the same period, Eaton Estate Partnership loaned the Partnership $2,580,890 to fund additional development expenditures. The Partnership, during this period, repaid Eaton Estate Partnership $2,816,828 of which $1,114,400 was outstanding at January 31, 1998.

The Partnership has advanced $26,633,823 at December 31, 1999, and $26,665,660 at December 31, 1998 to the SC Partnership (See Note H).

The corporate parent of Sunrise has committed to fund any cash contributions necessary for the Partnership to meet its obligations under the 2000 Business Plan of SC Partnership through March 31, 2001.

NOTE G - GAIN ON SALE OF PARTNERSHIP INTEREST

Silver Canyon Partnership, a Nevada limited partnership, was originally owned 55% by the Partnership and 45% by Silver Canyon Corporation ("SCC"). On January 30, 1996, the Partnership sold 21 2/3% interest in Silver Canyon Partnership ("Partnership Interest") to ANC for $2,990,000. The Partnership recorded a gain of $2,144,190 on the sale of the Partnership Interest during the year ended January 31, 1996.

NOTE H - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Through January 30, 1996, the Partnership had a 55% interest in SC Partnership. On January 30, 1996, the Partnership sold 21 2/3% of its Partnership interest in the SC Partnership to ANC. Prior to the sale, the Partnership's investment in SC Partnership at January 31, 1996 and 1995, was $2,147,055 and $1,808,461,
respectively. Subsequent to the sale, the Partnership's investment in SC Partnership at January 31, 1996 was $1,301,245. Pursuant to the Amended and Restated Partnership Agreement, subsequent to the sale the Partnership has a 33 1/3% interest in SC Partnership. The Partnership's investment in SC Partnership at December 31, 1999 and December 31, 1998 was $(6,600,961) and $3,298,726,
respectively.

In addition, the Partnership has a 30% interest in Eaton Estate Partnership. The Partnership's investment in Eaton Estate Partnership at December 31, 1999 and December 31, 1998, was $2,148,635 and $2,454,662, respectively. During fiscal year 1999, the Partnership has also received a distribution of $535,714 from Eaton Estate Partnership.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE H - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)


The Partnership has also advanced $26,633,823 at December 31, 1999 and $26,665,660 at December 31, 1998 to SC Partnership. Pursuant to the Amended and Restated Partnership Agreement for SC Partnership, the Partnership's original obligation to make loans to SC Partnership was capped at $19,443,198. The agreement also provides that the Partnership is to provide up to up to two-thirds of $9,000,000 as additional loans as funds are required. Based on the Agreement, the above advances to SC Partnership shall not bear interest. All accrued and unpaid interest will be waived. No interest payments have been made historically. Originally, pursuant to the Amended and Restated Partnership Agreement for SC Partnership, funds advanced to SC Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime (8.5% at December 31, 1999) plus 1-3/4 %. Total interest that would have been earned on the advances amounted to $2,699,395 and $2,327,615 for the twelve months ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. Interest income was deferred by the Partnership until the interest capitalized on the joint ventures is recognized as cost of sales by the joint ventures. Interest recognized as income for the twelve month period ended December 31, 1999 and the eleven month period ended December 31, 1998 was $772,027 and $1,508,044, respectively. As a result of the Agreement, interest of $3,800,771 earned this year and in previous years has been reapplied as repayment of partner loans and capital.

Shown below is summarized financial information relative to the joint ventures, SC Partnership and Eaton Estate Partnership.

                                                     December 31, 1999       December 31, 1998
                                                     -----------------       -----------------
      Balance Sheet
      Assets,  primarily undeveloped land              $ 33,381,429             $ 69,534,371
      Liabilities, primarily long-term debt              37,572,518               56,054,962
                                                       ------------             ------------
      Partners' equity                                   (4,191,089)               13,479,409
      Less:  Outside partners' equity                       261,237                 7,726,021
                                                       ------------             ------------
      Investment in Joint Ventures                     $ (4,452,326)            $  5,753,388
                                                       ============             ============

                                                       For the twelve          For the eleven
                                                        months ended            months ended
                                                     December 31, 1999       December 31, 1998
                                                     -----------------       -----------------
Operating Results

      Operating (loss) income                          $(16,484,811)            $4,927,808
      Expenses                                            9,951,084              4,849,325
                                                       ------------             ----------
      Net Income                                       $(26,435,895)            $   78,483
                                                       ============             ==========

For the year ended December 31, 1999, the SC Partnership generated loss of $27,201,519 and other capital transactions of $10,551,111 of which $ 9,899,688 has been recorded by the Partnership under the equity method. For the eleven months ended December 31, 1998, the SC Partnership generated a loss of $2,115,068 of which $705,022 had been recorded by the Partnership.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE H - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)


For the year ended December 31, 1999, the Eaton Estate Partnership generated income of $765,624 of which $229,687 has been recorded by the Partnership under the equity method. For the year ended December 31, 1998, the Eaton Estate Partnership generated income of $2,193,551 of which $658,065 has been recorded by the Partnership under the equity method.

Shown below is the statement of operations for the SC Partnership. The results for the year ended December 31, 1999 are affected by three events.

- During the second quarter of 1999, ANC, the partner in charge of on-site improvements of the Seven Hills project, identified cost overruns that required adjustment of the remaining inventory to its realizable value.

-     The Partnership settled certain lawsuits.

- To minimize the impact of these cost overruns, the Agreement forfeits certain previously earned commissions, fees and interest on advances. The effect of this Agreement is documented separately below as other capital transactions.

                                                              Twelve months ended       Eleven months ended
                                                               December 31, 1999         December 31, 1998
                                                               -----------------         -----------------
      REVENUES
          Operating (loss) income                                $(17,457,081)               $ 1,897,849

      EXPENSES
          Fees, partners                                               50,000                    110,000
          Commissions                                               1,953,057                  2,909,047
          Legal, professional and litigation costs                  6,632,876                    410,404
          Travel and entertainment                                     49,422                     36,303
          Operating and other                                         989,674                    455,252
          Depreciation and amortization                                69,409                     91,911
                                                                 ------------                -----------
                        Subtotal                                    9,744,438                  4,012,917
                                                                 ------------                -----------
      NET LOSS                                                   $(27,201,519)               $(2,115,068)

       OTHER CAPITAL TRANSACTIONS RESULTING
         FROM AGREEMENT

          Land inventory adjustment                              $  5,054,279                $        --
          Fees and commissions adjustment                           6,110,701                         --
                                                                 ------------                -----------
                                                                   11,164,980                         --
          Recharacterization of development fees                     (613,869)                        --
                                                                 ------------                -----------
                        Subtotal                                   10,551,111                         --

                                                                 ------------                -----------
          Net change in SC Partnership capital                   $(16,650,408)               $(2,115,068)
                                                                 ============                ===========

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE H - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)


The Partnership recorded its proportionate share of the net change in the SC Partnership capital after giving effect to the special allocations agreed to in the Agreement to the SC Partnership agreement (See Note A).

The operating loss prior to the Agreement in the amount of $(17,457,081) results from an adjustment of the land inventory to its estimated realizable value. The adjustment in the amount of $17,758,816 was recorded in the second quarter 1999.

As a result of the Agreement, $5,054,279 of the land inventory adjustment resulted from the partners of SC Partnership agreeing to reverse interest that the partners had earned and the SC Partnership had capitalized to inventory.

Also as a result of the Agreement, certain fees and commissions previously earned by the partners of SC Partnership and expensed by the SC Partnership were reapplied from partnership expenses to repayment of certain partner loans and capital. These previously paid items are as follows:

                                                           Fees          Commissions
                                                           ----          -----------
American Nevada Seven Hills Limited Partnership        $   30,000        $4,224,719
Granite Silver Development Partners, L.P.                 220,000         1,455,982
Silver Canyon Corporation                                 180,000                --
                                                       ----------        ----------
                                                       $  430,000        $5,680,701
                                                       ==========        ==========

The Partnership recorded its proportionate share of the net change in the SC Partnership capital after giving effect the special allocations agreed to in the Agreement to the SC Partnership agreement (See Note A).

NOTE I - LITIGATION

The Partnership is involved in various litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on March 29, 1999. Trial is scheduled for sometime in the trial session which started November 8, 1999.

In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. Five lawsuits have been filed relating to the right to play on the golf course.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE I - LITIGATION  (continued)


A class action lawsuit that was filed by the current homeowners in the Seven Hills project against SC Partnership and the golf course developers, among others, was settled in November 1999.

The owner of the golf course had filed a cross-claim against the Partnership, SC Partnership, and other entities. This lawsuit was settled in March 2000.

Certain production homebuilding companies at Seven Hills had also filed suits. SC Partnership settled with one of these production home building companies in March 2000. The remaining two suits have been settled in principal, but the settlement documents have not been executed.

Sales efforts are continuing at the Seven Hills development and management does not believe that the lawsuits that has been settled will significantly hinder those sales efforts. Management has paid or accrued approximately $6,600,000 in litigation and legal expenses during 1999 related to the above lawsuits. Management believes that this will be the extent of the impact of these lawsuits on the financial performance of SC Partnership.

NOTE J -  RESTATEMENT OF THE SIX MONTHS ENDED JUNE 30, 1999

The six months ended June 30, 1999, has been restated to reflect the correction of the computation of cost of sales in the SC Partnership. Certain costs became known to operating personnel during the second quarter of 1999 but was not included in the original computation of cost of sales. These excess costs were identified during the third quarter of 1999.


The restatement results from the identification of costs in excess of those budgeted to complete the project. These adjustments to cost of sales had the effect of increasing loss from joint ventures and increasing net loss for the six months ended June 30, 1999 by $6,196,394.

The second quarter ended June 30, 1999 has been restated to reflect the corrections of the computation of deferred income recognized. The adjustment decreases other income and increases net loss by $63,710.

The following table summarizes the impact of the amounts previously reported:


                                           ----------------------        ----------------
                                                  For the                    For the
                                              six months ended           six months ended
                                               June 30, 1999              June 30, 1999
                                           as previously reported          as restated
                                           ----------------------        ----------------
Total Partners' Equity                         $ (1,044,174)              $ (8,745,220)
Income (loss) from Joint Ventures              $     50,587               $ (6,145,807)
Net (loss)                                     $ (1,369,285)              $ (7,629,389)

REPORT OF INDEPENDENT ACCOUNTS

To the Partners of
Silver Canyon Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' equity and cash flows, present fairly, in all material respects, the financial position of Silver Canyon Partnership (A Nevada General Partnership) ("Partnership") as of December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the eleven month period ended December 31, 1998, and for the year ended January 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/S/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP





Cleveland, Ohio
March 30, 2000

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                                 BALANCE SHEETS


                                                                December 31,       December 31,
                                                                -----------        -----------
                                                                    1999               1998
                                                                -----------        -----------
ASSETS

LAND                                                            $10,204,635        $14,230,638
LAND IMPROVEMENTS                                                 7,220,056         41,257,376
                                                                -----------        -----------
                                                                 17,424,691         55,488,014

RESTRICTED CASH                                                          --            157,111

MORTGAGE NOTES RECEIVABLE                                           525,000            963,032

OTHER ASSETS
  Mortgage procurement costs, net of accumulated
    amortization of  $18,496 in 1999                                 42,035                 --

  Organization costs, net of accumulated amortization of
    $193,736 in 1999 and $144,577 in 1998                                --             49,159

  Fixed assets, net of accumulated depreciation
    of $12,728 in 1999 and $10,973 in 1998                            1,607              3,362

  Cash                                                            7,505,486            974,322
  Accounts receivable - affiliate                                 1,000,000                 --
  Accounts receivable                                                42,875          3,208,392
  Funds in escrow                                                    92,459            583,218
                                                                -----------        -----------
                                                                  8,684,462          4,818,453
                                                                -----------        -----------

                                                                $26,634,153        $61,426,610
                                                                ===========        ===========


See notes to financial statements

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                           BALANCE SHEETS (continued)

                                                         December 31,         December 31,
                                                         ------------         -----------
                                                             1999                1998
                                                         ------------         -----------
LIABILITIES AND
PARTNERS' EQUITY

LOANS PAYABLE
  General Motors Acceptance Corporation                  $         --         $   350,972
  Ohio Savings Bank                                         1,987,180                  --
  Granite Silver Development Partners, L.P.                26,633,823          26,665,660
  American Nevada Seven Hills Limited Partnership           1,284,704           5,476,514
  Silver Canyon Corporation                                   141,326                  --
                                                         ------------         -----------
                                                           30,047,033          32,493,146
OTHER LIABILITIES
  Accounts payable, trade                                   2,288,603           5,469,059
  Accounts payable, management fee                                 --             205,000
  Accrued interest payable                                     48,012          10,254,842
  Accrued development fees, partners                               --           2,557,055
  Accrued expenses                                          3,059,000                  --
  Deposits                                                  1,575,271           4,180,866
  Deferred income                                             400,000             400,000
                                                         ------------         -----------
                                                            7,370,886          23,066,822

PARTNERS' EQUITY                                          (10,783,766)          5,866,642
                                                         ------------         -----------
                                                         $ 26,634,153         $61,426,610
                                                         ============         ===========


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                            STATEMENTS OF OPERATIONS


                                               For the year         For the eleven       For the year
                                                  ended             months ended            ended
                                               December 31,         December 31,         January 31,
                                                   1999                 1998                 1998
                                               ------------         ------------         ------------
REVENUES
  Sales of developed property                  $ 29,431,179         $ 31,791,859         $ 23,911,279
  Cost of sales                                 (47,189,995)         (29,847,232)         (18,957,867)
                                               ------------         ------------         ------------
                                                (17,758,816)           1,944,627            4,953,412

  Other                                             301,735              (46,778)             194,290
                                               ------------         ------------         ------------
                                                (17,457,081)           1,897,849            5,147,702
                                               ------------         ------------         ------------
EXPENSES
  Fees, partners                                     50,000              110,000              120,000
  Commissions                                     1,953,057            2,909,047            2,546,330
  Legal and professional                          6,632,876              410,404               72,126
  Travel and entertainment                           49,422               36,303               53,679
  Operating and other                               989,674              455,252              496,351
  Depreciation and amortization                      69,409               91,911              206,092
                                               ------------         ------------         ------------
                                                  9,744,438            4,012,917            3,494,578
                                               ------------         ------------         ------------

NET (LOSS) INCOME                              $(27,201,519)        $ (2,115,068)        $  1,653,124

OTHER CAPITAL TRANSACTIONS
  Land inventory adjustment                    $  5,054,279         $         --         $         --
  Fees and commissions adjustment                 6,110,701                   --                   --
                                               ------------         ------------         ------------
                                                 11,164,980                   --                   --
  Recharacterization of development fees           (613,869)                  --                   --
                                               ------------         ------------         ------------
                     Subtotal                    10,551,111                   --                   --

                                               ------------         ------------         ------------
  Net change in partnership capital            $(16,650,408)        $ ( 2,115,068)       $  1,653,124
                                               ============         ============         ============


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY


                                                                      Granite                American
                                                                       Silver                 Nevada
                                               Silver                Development             Seven Hills
                                               Canyon                  Partners,                Limited
                                             Corporation                 L.P.                 Partnership                Total
                                             -----------             ------------             -----------             ------------
Balance at January 31, 1997                  $ 1,929,672             $  2,929,217             $ 1,469,697             $  6,328,586

Net income                                       578,593                1,074,531                      --                1,653,124
                                             -----------             ------------             -----------             ------------

Balance at January 31, 1998                    2,508,265                4,003,748               1,469,697                7,981,710

Net loss for the eleven months
                                                (705,023)                (705,022)               (705,023)              (2,115,068)
                                             -----------             ------------             -----------             ------------

Balance at December 31, 1998                   1,803,242                3,298,726                 764,674                5,866,642


Net loss                                      (1,985,727)             (15,838,982)             (9,376,810)             (27,201,519)

Land inventory adjustment                          2,485                4,263,313                 788,481                5,054,279

Fees and commissions adjustment                  180,000                1,675,982               4,254,719                6,110,701

Recharacterization of development
  fees                                                --                       --                (613,869)                (613,869)
                                             -----------             ------------             -----------             ------------

Balance at December 31, 1999                 $        --             $ (6,600,961)            $(4,182,805)            $(10,783,766)
                                             ===========             ============             ===========             ============


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                             STATEMENTS OF CASH FLOW

                                                                            For the year         For the eleven      For the year
                                                                                  ended           months ended           ended
                                                                               December 31,        December 31,       January 31,
                                                                                   1999                1998               1998
                                                                               ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss) income                                                            $(27,201,519)      $ (2,115,068)      $  1,653,124
  Adjustments to reconcile net (loss) income to
    net cash provided by (used in) operating activities
      Depreciation and amortization                                                  69,409             91,911            206,092
      Write off of organization costs                                                    --             10,447             21,980
Changes in operating assets and liabilities:
      Decrease (increase) in land and land improvements                          27,871,594         (4,483,696)           205,598
      Decrease  in mortgage notes receivable                                        438,032                 --                 --
      Decrease (increase) in restricted cash                                        157,111          1,308,200         (1,275,645)
      Decrease (increase) in accounts receivable                                  3,193,392         (3,208,392)                --
      Increase in accounts receivable - affiliate                                (1,000,000)                --                 --
      Increase in interest receivable                                               (27,875)                --                 --
      Decrease  in funds in escrow                                                  490,759            418,789            309,080
      Decrease (increase) in other assets                                                --            143,756             (6,067)
      (Decrease) increase in accounts payable - trade                            (3,180,455)         1,568,348            365,162
      Increase (decrease) in accounts payable - management fee                       15,000             55,000           (176,667)
      Increase in accrued interest                                                2,430,343          2,695,064          2,459,887
      (Decrease) increase in accrued developments fees, partners                 (1,533,220)         1,072,250            818,792
      Decrease in accrued commissions                                                    --                 --            (78,109)
      Increase (decrease) in accrued expenses                                     3,059,000                 --           (107,960)
      (Decrease) increase in deposits                                            (2,605,595)         2,244,741          1,506,125
      (Decrease) increase in deferred income                                             --           (350,000)           350,000
                                                                               ------------       ------------       ------------
      Net cash provided by (used in) operating activities                         2,175,976           (548,650)         6,251,392
                                                                               ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from loan payable-Ohio Savings Bank                                28,821,964                 --                 --
     Repayment of loan payable-Ohio Savings Bank                                (26,834,784)                --                 --
     Proceeds from loan payable-General Motors Acceptance Corporation                    --         13,400,345         13,020,447
     Repayment of loan payable-General Motors Acceptance Corporation               (350,972)       (18,801,193)       (21,941,507)
     Proceeds from loan payable-American Nevada Seven Hills Limited
        Partnership                                                               1,600,000          2,049,121          1,287,057
     Repayment of loan payable-American Nevada Seven Hills Limited
        Partnership                                                                (385,960)                --                 --
     Proceeds from loan payable-Granite Silver Development Partners, L.P.         1,600,000          3,270,281          2,684,948
     Repayment of loan payable-Granite Silver Development Partners, L.P.           (175,855)                --                 --
     Proceeds from loan payable-Silver Canyon Corporation                           141,326                 --                 --
     Increase in mortgage procurement costs                                         (60,531)                --                 --
                                                                               ------------       ------------       ------------
     Net cash provided by (used in) financing activities                          4,355,188            (81,446)        (4,949,055)
                                                                               ------------       ------------       ------------

INCREASE (DECREASE) IN CASH                                                       6,531,164           (630,096)         1,302,337
CASH AT BEGINNING OF THE PERIOD                                                     974,322          1,604,418            302,081
                                                                               ------------       ------------       ------------
CASH AT END OF THE PERIOD                                                      $  7,505,486       $    974,322       $  1,604,418
                                                                               ============       ============       ============

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                       STATEMENTS OF CASH FLOW (continued)

                                                                            For the year         For the eleven      For the year
                                                                                  ended           months ended           ended
                                                                               December 31,        December 31,       January 31,
                                                                                   1999                1998               1998
                                                                               ------------       ------------       ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Operating expenses
     Write off interest payable                                                $(12,637,173)      $         --       $         --
     Write off development fee payable                                         $ (1,243,835)      $         --       $         --

  Financing activities
     Cancellation of Commissions applied to loan payable-
       American Nevada Seven Hills Limited Partnership                         $  4,224,719       $         --       $         --
     Cancellation of Development fee applied to loan payable-
       American Nevada Seven Hills Limited Partnership                         $  1,181,131       $         --       $         --
     Cancellation of Development fee applied to Partners' Equity-
       American Nevada Seven Hills Limited Partnership                         $    613,869       $         --       $         --
    Cancellation of Commissions applied to loan payable-
       Granite Silver Development Partners, L.P.                               $  1,455,982       $         --       $         --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                   $    925,530       $    666,318       $  1,460,278
    Real estate taxes                                                          $    505,035       $    343,680       $    178,847


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE A -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Silver Canyon Partnership ("Partnership"), was formed on January 7, 1994 to acquire, own, plan, develop, operate, improve, lease, manage, sell, finance and refinance and otherwise deal with Partnership properties located in Henderson, Nevada. The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets.

The original partners were Silver Canyon Corporation, a Nevada Corporation ("SCC") and Granite Silver Development Partners, L.P., a Delaware Limited Partnership ("Granite") owned by Granite Development Partners, L.P. SCC made an initial capital contribution of land with an assigned value agreed upon by the partners of $4,500,000. As of January 31, 1995, Granite made a total initial cash capital contribution of $2,250,000. The cash from Granite's contribution was distributed to SCC. Through January 30, 1996, Granite owned a 55% interest and SCC owned a 45% interest in the Partnership. On January 30, 1996, Granite sold to American Nevada Seven Hills Limited Partnership ("ANC") a 21 2/3% partnership interest in the Partnership. SCC sold to ANC a 11 2/3% partnership interest in the Partnership. Upon the execution of the Amended and Restated Partnership Agreement, ANC acquired interests in the Partnership representing in the aggregate a 33 1/3% interest.

During the second quarter of 1999, ANC, the partner responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. Certain of these costs became known to operating personnel during the fourth quarter of 1998. Further information became known during the second quarter of 1999. The second quarter 1999 Form 10Q has also been restated to include this additional information (See Note F). To minimize the impact of these excess costs, an agreement ("Agreement") between ANC and Granite was entered into which modified certain terms of the Silver Canyon Partnership Agreement. The changes resulting from the Agreement are reflected in this statement.

The Agreement's impact on the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to Granite. Amounts previously paid will be deemed return of capital.

2. ANC will fund one-half of the settlement amounts for the two lawsuits that have been settled (See Note E).

3. Granite will fund any future settlement for the outstanding lawsuit (See Note
E) but will receive a priority distribution to cover such capital contribution.

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

The following table summarizes the impact of the Agreement to Silver Canyon Partnership as of December 31, 1999:

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

Mortgage Procurement Costs

Mortgage procurement costs are being amortized over the life of the debt to which the costs relate.

Fixed Assets

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

Reclassifications

Certain amounts in the year ended December 31, 1998 have been reclassified to conform to the current year's presentation.

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

NOTE B -  LOAN PAYABLE

The Partnership entered into a loan agreement with GMAC to fund development expenditures of the property. GMAC agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount not to exceed $30,000,000. The outstanding balance due and payable as of December 31, 1998 was $350,972. The loan was due June 7, 1998. The Partnership had an agreement with GMAC to postpone the final payment of the balance due until alternative financing was secured. In January 1999, the Partnership obtained financing from Ohio Savings Bank. Ohio Savings Bank has agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount which outstanding balance shall not exceed $12,000,000. Proceeds were used to repay the GMAC loan on January 6, 1999. The loan bears interest at prime (8.5% at December 31, 1999) plus 1%. The outstanding balance due and payable to Ohio Savings Bank was $1,987,180 at December 31, 1999. The loan is due January 28, 2002.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE B -  LOAN PAYABLE  (continued)

The loan agreement contains two debt service coverage ratios, which requires the Partnership to maintain a certain level of net worth, as defined. Ohio Savings Bank has re-defined net worth for the purposes of the two debt service coverage ratios to include the debt that the Partnership owes to Granite. Thus, the Partnership is in compliance with the two debt service coverage ratios as of December 31, 1999.

NOTE C -  TRANSACTIONS WITH AFFILIATES

Granite, SCC, and ANC are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

Based on the Agreement, the monthly administrative fees in the amount of $5,000 per month payable to Granite has been waived. Fees that were to be earned during the year ended December 31, 1999 and the eleven months ended December 31, 1998 were $60,000 and $55,000, respectively. At December 31, 1999 accrued administrative fees totaling $220,000 have been reversed and presented as other capital transactions on the statement of operations.

Based on the Agreement, the monthly golf course operation fees in the amount of $5,000 per month payable to SCC have been waived. Fees that were to be earned during the year ended December 31, 1999 and the eleven months ended December 31, 1998 were $5,000 and $55,000, respectively. At December 31, 1999 accrued operation fees totaling $180,000 have been reversed and presented as other capital transactions on the statement of operations.

Based on the Agreement, the development fees payable to ANC have been waived. Fees that were to be earned during the year ended December 31, 1999 and the eleven months ended December 31, 1998 were $349,617 and $928,591, respectively. At December 31, 1999, accrued development fees totaling $613,869 have been reversed and presented as other capital transactions on the statements of operations.

Granite has advanced $26,633,823 at December 31, 1999, and $26,665,660 at December 31, 1998, to the Partnership. Granite loaned the Partnership $1,600,000 during the year ended December 31, 1999 and $3,270,280 during the eleven months ended December 31, 1998. Based on the Agreement, the above advances to the Partnership shall not bear interest. All accrued and unpaid interest was waived. No interest payments have been made historically. Originally, pursuant to the Amended and Restated Partnership Agreement for the Partnership, funds advanced to the Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at prime rate (8.5% at December 31, 1999) plus 1 -3/4%. Total interest that would have been earned on the advances amounted to $2,699,395 and $2,327,615 for the twelve months ended December 31, 1999 and 1998, respectively.

On November 22, 1999, the Partnership issued a Capital Call to its three partners in the amount of $1,066,667 each. One of the partners, SCC, failed to pay its Capital Call of $1,066,667 and

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE C -  TRANSACTIONS WITH AFFILIATES (continued)


was therefore in default. Pursuant to the terms of the Partnership Agreement, each of the other two partners, Granite and ANC elected to make "Shortfall Loans", each in the amount of $533,334 to the Partnership. Such loans bear interest at the rate of 25% per annum and are payable from all distributions, fees or compensation which may otherwise be due to the defaulting partner. According to the terms of the Agreement, Granite has agreed to fund ANC's portion of future capital calls without charging interest. In addition, Granite would continue to make "Shortfall Loans" to SCC when necessary.

ANC loaned the Partnership $1,600,000 and $2,049,121 during the years ended December 31, 1999 and the eleven months ended December 31, 1998, respectively.

NOTE D -  CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest expense and real estate tax expense allocated to land held for development is capitalized. For the year ended December 31, 1999, and for the eleven months ended December 31, 1998, total interest charges were $3,355,873, $3,397,733, of which $3,355,873, $3,397,733, were capitalized respectively. For the year ended December 31, 1999, and for the eleven months ended December 31, 1998, total real estate taxes were $500,912, $347,803, respectively, of which $500,912 was capitalized at December 31, 1999 and $347,803 was capitalized at December 31, 1998.

NOTE E -  LITIGATION

In Henderson, Nevada, the Partnership is developing the Seven Hills project next to a golf course. Five lawsuits have been filed relating to the right to play on the golf course.

A class action lawsuit that was filed by the current homeowners in the Seven Hills project against the Partnership and the golf course developers, among others, was settled in November 1999.

The owner of the golf course had filed a cross-claim against the Partnership, Granite, and other entities. This lawsuit was settled in March 2000.

Certain production homebuilding companies at Seven Hills had also filed suits. The Partnership settled with one of these production home building companies in March 2000. The remaining two suits have been settled in principal, but the settlement documents have not been executed.

Sales efforts are continuing at the Seven Hills development and management does not believe that the lawsuits that have been settled will significantly hinder those sales efforts. Management has paid or accrued approximately $6,600,000 in litigation and legal expenses during 1999 related to the above lawsuits. Management believes that this will be the extent of the impact of these lawsuits on the financial performance of the Partnership.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE F -  RESTATEMENT OF THE SIX MONTHS ENDED JUNE 30, 1999

The six months ended June 30, 1999, has been restated to reflect the correction of the computation of cost of sales in the Partnership. Certain costs became known to operating personnel during the second quarter of 1999 but was not included in the original computation of cost of sales. These excess costs were identified during the third quarter of 1999.

The restatement results from the identification of costs in excess of those budgeted to complete the project. These adjustments to cost of sales had the effect of increasing cost of sales and increasing net loss for the six months ended June 30, 1999 by $14,163,373.

The following table summarizes the impact of the amounts previously reported:

                              -------------------      ----------------
                                    For the                 For the
                               six months ended        six months ended
                               June 30, 1999 as        June 30, 1999 as
                              previously reported          restated
                              -------------------      ----------------
Cost of Sales                     $ 7,658,894            $ 21,822,267
Operating income (loss)           $ 1,683,740            $(12,479,633)
Net loss                          $   (97,970)           $(14,261,343)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 10. Directors and Executive Officers of the General Partner of the
Registrant

      The following table sets forth the names of the officers and directors of the General Partner:

                  NAME                          OFFICE
                  ------                        ------
                  Robert F. Monchein            President
                  Samuel H. Miller              Vice President, Director
                  Thomas G. Smith               Secretary
                  Albert B. Ratner              Director
                  Charles A. Ratner             Director

      Robert F. Monchein, age 55, is the President of the General Partner and Sunrise. Mr. Monchein joined Forest City in 1979 and assumed the office of President of Sunrise in 1983.

      Samuel H. Miller, age 78, is the Vice President of the General Partner and Sunrise. Mr. Miller is also a director of the General Partner and Sunrise. Mr. Miller joined Forest City in 1945 and is currently Co-Chairman of the Board of Directors of Forest City.

      Thomas G. Smith, age 59, is the Secretary of the General Partner. Mr. Smith joined Forest City in 1985 as Senior Vice President and Chief Financial Officer.

      Albert B. Ratner, age 72, is a Director of the General Partner and Sunrise. Mr. Ratner joined Forest City in 1951 and is currently Co-Chairman of the Board of Directors of Forest City. Mr. Ratner is also a director of American Greetings Corporation.

      Charles A. Ratner, age 58, is a Director of the General Partner. Mr. Ratner joined Forest City in 1966 and is serving as its President and Chief Executive Officer.

Item 11.  Executive Compensation

      The officers and directors of the General Partner are neither employed by nor compensated by the Partnership. All compensation paid to affiliates of the General Partner are defined in a management agreement between the Partnership and Sunrise Land Company, an affiliate of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      None

Item 13.  Certain Relationship and Related Transactions

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
            L.P. and the report of the independent accountants are included in
            Part II, Item 8:

            Report of Independent Accountants

            Financial Statements:

                  Balance Sheets - December 31, 1999 and December 31, 1998. Statements of Operations for the year ended December 31, 1999, the eleven months ended December 31, 1998, and for the year ended January 31, 1998.

                  Statements of Changes in Partners' Deficit for the year ended December 31, 1999, the eleven months ended December 31, 1998 and for the years ended January 31, 1998 and 1997.

                  Statements of Cash Flows for the year ended December 31, 1999, the eleven months ended December 31, 1998 and for the year ended January 31, 1998.

                  Notes to the Financial Statements

(a)   (2)   The following financial statements of Silver Canyon Partnership and the report of the independent accountants are included:

            Report of Independent Accountants

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K (continued)

            Financial Statements:

                  Balance Sheets - December 31, 1999 and December 31, 1998. Statements of Operations for the year ended December 31, 1999, the eleven months ended December 31, 1998, and for the year ended January 31, 1998.

                  Statements of Changes in Partners' Deficit for the year ended December 31, 1999, the eleven months ended December 31, 1998 and for the years ended January 31, 1998 and 1997.

                  Statements of Cash Flows for the year ended December 31, 1999, the eleven months ended December 31, 1998 and for the year ended January 31, 1998.

                  Notes to the Financial Statements

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

            No. 5.1 The Prospectus for the Post-Effective Agreement No. 1 to the Registration Statement on Form S-11 was filed with the Commission on September 6, 1996 and is hereby incorporated by reference.

(b)         Reports on Form 8-K

            A current report on Form 8-K dated December 16, 1998, was filed to report the company's change is fiscal year end.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRANITE DEVELOPMENT PARTNERS, L.P.
                              ----------------------------------
                                         (Registrant)

DATE: March 30, 2000          /s/ Robert F. Monchein
      --------------          ----------------------------------
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


Principal Executive Officer:                President, FC-Granite, Inc.            Date: March 30, 2000
/s/ Robert F. Monchein                      the general partner of Granite               --------------
----------------------                      Development Partners, L.P.
Robert F. Monchein


Principal Financial and                     Controller, FC-Granite, Inc.,          Date: March 30, 2000
Accounting Officer                          general partner of Granite                   --------------
/s/ Mark A. Ternes                          Development Partners, L.P.
------------------
Mark A. Ternes


/s/ Samuel H. Miller                        Vice President, Director               Date: March 30, 2000
--------------------                                                                     --------------
Samuel H. Miller


/s/ Thomas G. Smith                         Secretary                              Date: March 30, 2000
-------------------                                                                       --------------
Thomas G. Smith


/s/ Albert B. Ratner                        Director                               Date: March 30, 2000
--------------------                                                                     --------------
Albert B. Ratner


/s/ Charles A. Ratner                       Director                               Date: March 30, 2000
---------------------                                                                    --------------
Charles A. Ratner

                       Granite Development Partners, L.P.

                       Schedule I I I - Real Estate Owned

                                                                                           Initial cost
                                                              Amount of                     to Company
                                                             encumbrance          ---------------------------------
                                                           at December 31,
Description of property                                         1999                  Land               Improvements
-----------------------                                     -----------            -----------            ----------
Undeveloped land, North Miami Beach, Florida                $        --            $ 9,712,620                    --
Developed and undeveloped land, Kirtland and
Kirtland Hills, Ohio                                                 --              1,660,876                    --
Undeveloped commercial land, Strongsville, Ohio                      --                617,957                    --
Undeveloped commercial land, Parma, Ohio                             --                554,664                    --
Undeveloped land, Middleburg Heights, Ohio                           --                718,683                    --
Undeveloped land, North Royalton, Ohio                               --                232,049                    --
Undeveloped land, Solon, Ohio                                   528,961                464,825                    --
Undeveloped commercial land, North Olmsted, Ohio                     --                305,923                    --
Developed land, North Royalton, Ohio                                 --                160,397                    --
Undeveloped land, Twinsburg, Ohio                                    --              1,179,875                    --
Undeveloped land, Olmsted Falls, Ohio                                --              1,102,526                    --
Undeveloped land, Newbury Township, Ohio                             --                460,842                    --
Undeveloped land, Medina, Ohio                                       --                 42,545                    --
Undeveloped land, Medina, Ohio                                       --                131,382                    --
Senior Notes Payable                                         36,000,000                     --                    --

                                                            -----------            -----------            ----------
                                                            $36,528,961            $17,345,164            $       --
                                                            ===========            ===========            ==========


                                                                                                Gross amount at which
                                                          Cost capitalized                       carried at close of
                                                      subsequent to acquisition                    December 31, 1999
                                                     ---------------------------      ------------------------------------------
                                                                       Carrying
                                                     Improvements        Costs           Land        Improvements      Total (A)
                                                      ----------      ----------      ----------      ----------      ----------
Undeveloped land, North Miami Beach, Florida          $       --              --      $       --      $       --      $       --
Developed and undeveloped land, Kirtland and
Kirtland Hills, Ohio                                          --              --              --              --              --
Undeveloped commercial land, Strongsville, Ohio               --              --              --              --              --
Undeveloped commercial land, Parma, Ohio                   4,239              --          51,216           4,239          55,455
Undeveloped land, Middleburg Heights, Ohio                    --              --              --              --              --
Undeveloped land, North Royalton, Ohio                        --              --              --              --              --
Undeveloped land, Solon, Ohio                            784,919              --         448,661         784,919       1,233,580
Undeveloped commercial land, North Olmsted, Ohio          24,183              --          76,148          24,183         100,331
Developed land, North Royalton, Ohio                       1,121              --          65,671           1,121          66,792
Undeveloped land, Twinsburg, Ohio                             --              --              --              --              --
Undeveloped land, Olmsted Falls, Ohio                         --              --              --              --              --
Undeveloped land, Newbury Township, Ohio                 117,898              --         143,222         117,898         261,120
Undeveloped land, Medina, Ohio                           324,450              --         353,218         324,450         677,668
Undeveloped land, Medina, Ohio                                --              --              --              --              --
Senior Notes Payable                                          --              --              --              --              --

                                                      ----------      ----------      ----------      ----------      ----------
                                                      $1,256,810      $       --      $1,138,136      $1,256,810      $2,394,946
                                                      ==========      ==========      ==========      ==========      ==========


(A) Land held by the unconsolidated joint ventures, included in Note H to the financial statements, also encumbered by the senior notes payable totals $10,204,635.

(B)   Reconciliations of total real estate carrying value are as follows:

                                        December 31,         December 31,
                                            1999                  1998
                                        -----------           -----------
Balance at beginning of period          $ 3,203,853           $ 6,360,771

  Additions during period -
    Improvements                          2,707,507             2,673,290
    Other acquisition                            --                    --
                                        -----------           -----------
                                          5,911,360             9,034,061
                                        -----------           -----------

  Deductions during period -
    Cost of real estate sold             (3,516,414)           (5,830,208)
                                        -----------           -----------

Balance at end of period                $ 2,394,946           $ 3,203,853
                                        ===========           ===========

                            Silver Canyon Partnership

                       Schedule I I I - Real Estate Owned


                                                                                           Initial cost
                                                              Amount of                     to Company
                                                             encumbrance          ---------------------------------
                                                           at December 31,
Description of property                                         1999                  Land               Improvements
-----------------------                                     -----------            -----------            ----------
Developed land, Henderson, Nevada                           $        --            $23,323,784                    --

                                                            -----------            -----------            ----------
                                                            $        --            $23,323,784            $       --
                                                            ===========            ===========            ==========


                                                                                                Gross amount at which
                                                          Cost capitalized                       carried at close of
                                                      subsequent to acquisition                    December 31, 1999
                                                     ---------------------------      ------------------------------------------
                                                                       Carrying
                                                     Improvements        Costs           Land        Improvements      Total (A)
                                                      ----------      ----------      ----------      ----------      ----------


Developed land, Henderson, Nevada                    $7,220,056                --     $10,204,635    $ 7,220,056      $17,424,691

                                                     ----------       -----------     -----------    -----------      -----------
                                                     $7,220,056       $        --     $10,204,635    $ 7,220,056      $17,424,691
                                                     ==========       ===========     ===========    ===========      ===========


(A)   Reconciliations of total real estate carrying value are as follows:

                                        December 31,           December 31,
                                            1999                   1998
                                        ------------           ------------
Balance at beginning of period          $ 55,488,014           $ 51,004,318

Additions during period -
Improvements                              20,003,724             32,701,498
Other acquisition                                 --                     --
                                        ------------           ------------
                                          75,491,738             83,705,816
                                        ------------           ------------

Deductions during period -
Cost of real estate sold                 (58,067,047)           (28,217,802)
                                        ------------           ------------


Balance at end of period                $ 17,424,691           $ 55,488,014
                                        ============           ============