Form 10-Q
period 2000-03-31
GRANITE DEVELOPMENT PARTNERS LP
filed 2000-05-15
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 – Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number 033-80104

GRANITE DEVELOPMENT PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	34-1754061

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1250 Terminal Tower 50 Public Square Cleveland, Ohio	44113

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 216-621-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

GRANITE DEVELOPMENT PARTNERS, L.P.

			PAGE

PART I. FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets – March 31, 2000 (Unaudited) and December 31, 1999	3-4

		Statements of Operations (Unaudited) - Three months ended March 31, 2000 and 1999	5

		Statements of Changes in Partners’ Deficit (Unaudited)	6

		Statements of Cash Flows (Unaudited) – Three months ended March 31, 2000 and 1999	7

		Notes to the Financial Statements (Unaudited)	8-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17

PART II. OTHER INFORM ATION

	Item 1.	Legal Proceedings	17

	Item 6.	Exhibits and Reports on Form 8-K	17

Signatures

PART I- ITEM 1. FINANCIAL INFORMATION

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS

	March 31,	December 31,
	2000	1999

	(Unaudited)
ASSETS

LAND	$1,117,047	$1,138,136

LAND IMPROVEMENTS	1,499,022	1,256,810

	2,616,069	2,394,946

MORTGAGE NOTES RECEIVABLE	699,360	967,770

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES	19,552,115	21,983,937

OTHER ASSETS:

Cash	440,162	3,219,145

Interest receivable	68,908	97,139

Other	26,204	26,204

	535,274	3,342,488

	$23,402,818	$28,689,141

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS — (continued)

	March 31, 2000	December 31, 1999

	(Unaudited)
LIABILITIES, PARTNERS’ SPECIAL

UNITS & PARTNERS’ DEFICIT

SENIOR NOTES PAYABLE	$36,000,000	$36,000,000

MORTGAGE NOTES PAYABLE	493,961	528,961

LOAN PAYABLE

Sunrise Land Company	—	3,549,400

Eaton Estate Partnership	3,514,286	3,514,286

	3,514,286	7,063,686

OTHER LIABILITIES

Accounts payable	221,680	319,282

Accrued interest	2,215,957	1,152,423

Accrued real estate taxes	47,710	64,319

Deposits	2,172	4,000

	2,487,519	1,540,024

PARTNERS’ EQUITY (DEFICIT)

Partners’ special units	9,000,000	9,000,000

Partners’ deficit	(28,092,948)	(25,443,530)

	(19,092,948)	(16,443,530)

	$23,402,818	$28,689,141

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

REVENUES

Sales of developed property	$172,000	$290,000

Cost of sales	(92,768)	(207,403)

	79,232	82,597

Interest	12,417	213,323

Commission	—	4,673

Other	561	35,274

	92,210	335,867

EXPENSES

Interest	1,063,535	1,086,940

Fees, partners	—	59,911

Real estate taxes	16,096	22,570

Operating and other	58,912	40,080

	1,138,543	1,209,501

	(1,046,333)	(873,634)

Loss from joint ventures	(1,603,085)	(78,410)

NET LOSS	$(2,649,418)	$(952,044)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	FC-Granite,	Limited
	Inc.	Partners	Total

Balance at January 31, 1998	$(11,560,653)	$3,732,051	$(7,828,602)

Net loss	(303,765)	(911,294)	(1,215,059)

Balance at December 31, 1998	(11,864,418)	2,820,757	(9,043,661)

Cancellation of interest on special units	1,331,414	—	1,331,414

Net loss	(14,910,526)	(2,820,757)	(17,731,283)

Balance at December 31, 1999	(25,443,530)	—	(25,443,530)

Net loss	(2,649,418)	—	(2,649,418)

Balance at March 31, 2000	$(28,092,948)	$—	$(28,092,948)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Cash Flow from Operating Activities:

Net loss	$(2,649,418)	$(952,044)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss from joint ventures	1,603,085	78,410

Changes in operating assets and liabilities:

Increase in land and land improvements	(221,123)	(439,743)

Decrease in mortgage notes receivable	268,410	18,464

Decrease (increase) in interest receivable	28,231	(574,194)

Increase in administration fee receivable	—	(15,000)

Decrease in accounts payable	(97,602)	(473,595)

Decrease in accrued fees, partner	—	(1,143,316)

Increase in accrued interest	1,063,534	745,430

Decrease in accrued real estate taxes	(16,609)	(28,924)

(Decrease) increase in deposits	(1,828)	42,600

Increase in deferred income	—	496,220

Net cash used in operating activities	(23,320)	(2,245,692)

Cash Flow from Investing Activities:

Investments in and advances to affiliates	828,737	31,531

Net cash provided by investing activities	828,737	31,531

Cash Flow from Financing Activities:

Repayment of loan payable – Sunrise Land Company	(3,549,400)	(2,395,951)

Proceeds from loan payable – Eaton Estate Partnership	—	5,302,008

Repayment of loan payable – Eaton Estate Partnership	—	(860,290)

Distributed interest on special units	—	(1,072,170)

Repayment of mortgage notes payable	(35,000)	(35,000)

Net cash (used in) provided by financing activities	(3,584,400)	938,597

Decrease in cash	(2,778,983)	(1,275,564)

Cash at beginning of the period	3,219,145	1,430,607

Cash at end of the period	$440,162	$155,043

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:

Interest	$—	$341,510

Real estate taxes	$32,705	$51,494

See notes to financial statements

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A — FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures, which are normally included in financial statements of Granite Development Partners, L.P. (“Partnership”) prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s December 31, 1999 Annual Report on Form 10-K.

The sole general partner of the Partnership is FC-Granite, an Ohio corporation (“FC-Granite”). FC-Granite is a wholly owned subsidiary of Sunrise Land Company (“Sunrise”). The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in the Silver Canyon Partnership (“SC Partnership”).

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the three months ended March 31, 2000 were of a normal recurring nature. Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results of operations which may be expected for the full year.

During 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement.

The Agreement to the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the SC Partnership. Amounts previously paid will be deemed return of capital.

2. ANC will fund one-half of the settlement amounts for the two lawsuits that have been settled (see Note H).

3. The Partnership will fund any future settlement for the outstanding lawsuit (see Note H) but will receive a priority distribution to cover such capital contribution.

4. After the priority distribution in #3, ANC and the Partnership will receive distributions pari passu until such time that ANC has recovered its entire cash investment except for $750,000.

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A — FINANCIAL STATEMENT DISCLOSURES (continued)

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

In 1999, the Partnership adopted SOP 98-5, “Reporting On the Costs of Start-Up Activities.” This statement requires that start-up costs and organization costs be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Partnership’s earnings or financial position.

NOTE B — SENIOR NOTES PAYABLE

The Partnership has issued unsecured senior notes payable (“Senior Notes”) limited to the aggregate principal amount of $36,000,000. The Senior Notes bear interest at a fixed annual rate of 10.83%, payable semi-annually, and include a negative pledge covenant relating to the assets and operations of the Partnership, allowing only a collateralized working capital line not to exceed $5,000,000 and subordinated indebtedness of $5,000,000. Commencing May 15, 1995 and until such time as the principal of the Senior Notes and interest thereon is repaid in full, 100% of the cash flow of the Partnership, as defined, shall be applied to repay the Senior Notes. The Senior Notes will mature on November 15, 2003, but are subject to earlier redemption.

Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid. The Partnership has not deferred interest payments on the Senior Notes payable.

NOTE C – WARRANTS

In connection with the issuance of the Senior Notes, the Partnership sold pro-rata to the purchasers of the Senior Notes 36,000 warrants at $27.78 to purchase limited partnership units. Each warrant represented the right to purchase one limited partnership unit at an exercise price of $83.33. On December 3, 1996, all 36,000 warrants were exercised.

NOTE D – PARTNERS’ SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, $9,000,000 of the partners’ special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. FC-Granite, the holder of the special units, has modified the interest arrangement as a result of the SC Partnership excess costs as discussed in Note A and their impact on the Partnership.

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE E — MORTGAGE NOTES PAYABLE

During the year ended January 31, 1998, the Partnership entered into a construction loan agreement collateralized by a first lien for the funding of the Thornbury development. The loan amount is not to exceed $1,400,000 with a maturity date of November 1, 2000. As of March 31, 2000 and December 31, 1999, the outstanding balances related to this loan were $493,961 and $528,961, respectively. The principal amount outstanding bears interest at a rate of prime (9% at March 31, 2000 and 8.5% at December 31, 1999) plus one-half of one percent (1/2%).

NOTE F – TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership’s affairs and development activities.

Originally, FC-Granite was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership, which is equal to one-sixth of 1% of the book value of the partnership properties as defined. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite has modified the administrative fee arrangement to eliminate administrative fees beyond June 30, 1999. Therefore, no administrative fees have been accrued for the three months ended March 31, 2000. Total administrative fees accrued for the three months ended March 31, 1999 were $38,161.

Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership’s properties. As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise has modified the development fee arrangement to eliminate development fees beyond June 30, 1999. Therefore, no development fees were earned or accrued for the three months ended March 31, 2000. Total development fees accrued for the three months ended March 31, 1999 was $11,600.

Originally, FC-Granite was to be paid a monthly real estate commission equal to 3.5% of gross sales as compensation for its conducting marketing and sales duties and authorization of sales contracts. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite has modified the real estate commissions arrangement to eliminate real estate commissions beyond June 30, 1999. Therefore, no real estate commissions have been earned or accrued for the three months ended March 31, 2000. Total real estate commissions accrued for the three months ended March 31, 1999 was $10,150.

Based on the Agreement, the Partnership’s commission equal to 1.67% of SC Partnership’s gross sales as compensation for the Partnership’s services in conducting marketing and sales duties and authorization of sales contracts has been reapplied as payments on the amounts the Partnership has loaned SC Partnership (See Note G). There were no commissions earned or accrued for the

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F – TRANSACTIONS WITH AFFILIATES (continued)

three months ended March 31, 2000 and $4,673 was earned during the three months ended March 31, 1999.

Based on the Agreement, the Partnership’s monthly administrative fee in the amount of $5,000 per month has been waived. There were no administrative fees earned or accrued for the three months ended March 31, 2000. Fees earned during the three months ended March 31, 1999 were $15,000.

During the three months ended March 31, 2000, the Partnership repaid Sunrise $3,549,400 of funds loaned for expenditures at the Seven Hills project as of December 31, 1999.

The Partnership has advanced $25,805,086 at March 31, 2000, and $26,633,823 at December 31, 1999 to the SC Partnership (See Note G).

The corporate parent of Sunrise has committed to fund any cash contributions necessary for the Partnership to meet its obligations under the 2000 Business Plan of SC Partnership through March 31, 2001.

NOTE G– INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Through January 30, 1996, the Partnership had a 55% interest in SC Partnership. On January 30, 1996, the Partnership sold 21 2/3% of its Partnership interest in the SC Partnership to ANC. Pursuant to the Amended and Restated Partnership Agreement, subsequent to the sale, the Partnership has a 33 1/3% interest in SC Partnership. The Partnership’s investment in SC Partnership at March 31, 2000 and December 31, 1999 was $(8,231,637) and $(6,600,961), respectively.

In addition, the Partnership has a 30% interest in Eaton Estate Partnership. The Partnership’s investment in Eaton Estate Partnership at March 31, 2000 and December 31, 1999, was $2,176,226 and $2,148,635, respectively.

The Partnership has advanced $25,805,086 at March 31, 2000 and $26,633,823 at December 31, 1999 to the SC Partnership. The net decrease of $828,737 is comprised of $1,328,737 of repayments in accordance with the Agreement offset by a Capital Call of $500,000. Pursuant to the Amended and Restated Partnership Agreement for SC Partnership, the Partnership’s original obligation to make loans to SC Partnership was capped at $19,443,198. The agreement also provides that the Partnership is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Based on the Agreement, the above advances to SC Partnership shall not bear interest. All accrued and unpaid interest has been waived as of December 31, 1999. No interest payments have been made historically. Originally, pursuant to the Amended and Restated Partnership Agreement for SC Partnership, funds advanced to SC Partnership as of

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE G– INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime (9% at March 31, 2000) plus 1 3/4%. Until the Agreement discussed in Note A, interest income was deferred by the Partnership until the interest capitalized on the joint ventures was recognized as cost of sales by the joint ventures. There was no interest or accrued fees for the three months ended March 31, 2000. Interest recognized as income for the three months ended March 31, 1999 was $244,073.

In January 1999, the SC Partnership obtained financing from Ohio Savings Bank. Ohio Savings Bank has agreed, in accordance with the loan agreement, to make loans to SC Partnership in an aggregate amount not to exceed $12,000,000. Proceeds were used to repay the GMAC loan on January 6, 1999. The loan agreement contains two debt service coverage ratios, which requires SC Partnership to maintain a certain level of net worth, as defined. Ohio Savings Bank has re-defined net worth for the purposes of the two debt service coverage ratios to include the debt that SC Partnership owes to the Partnership. Thus, SC Partnership is in compliance with the two debt service coverage ratios as of March 31, 2000. The loan bears interest at the rate of prime (9% at March 31, 2000 and 8.5% at December 31, 1999) plus 1%.

For the three months ended March 31, 2000, the Eaton Estate Partnership generated income of $91,971 of which $27,591 has been recorded by the Partnership under the equity method. For the three months ended March 31, 1999, the Eaton Estate Partnership generated income of $123,622 of which $37,087 has been recorded by the Partnership under the equity method.

For the three months ended March 31, 2000, the SC Partnership generated a loss of $1,630,676 which has been recorded by the Partnership under the equity method. For the three months ended March 31, 1999, the SC Partnership generated a loss of $346,489 of which $115,497 had been recorded by the Partnership.

Shown below is the statement of operations for the Silver Canyon Partnership:

		Three months ended
		March 31,

		2000	1999

REVENUES

	Operating income	$8,553	$204,103

EXPENSES

	Fees, partners	—	20,000

	Commissions	324,093	160,275

	Legal and professional	977,754	37,964

	Travel and entertainment	31,213	4,241

	Operating and other	288,058	274,981

	Depreciation and amortization	18,111	53,131

	Subtotal	1,639,229	550,592

NET LOSS		$(1,630,676)	$(346,489)

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE H – LITIGATION

The Partnership is involved in various litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on March 29, 1999. Trial is scheduled for sometime in the trial session which started May 8, 2000.

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

Three homebuilding companies at Seven Hills had also filed suits. SC Partnership settled with two of these production home building companies. The remaining lawsuit is set for trial in June 2000 against SC Partnership. SC Partnership believes it has meritorious defenses and intends to vigorously defend the lawsuit.

Sales efforts are continuing at the Seven Hills development and management does not believe that the lawsuits that have been settled or the outcome of the remaining lawsuits will significantly hinder those sales efforts.

PART I – ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis of Granite Development Partners, L.P. (“Partnership”), should be read in conjunction with the audited financial statements as of December 31, 1999 contained in the Annual Report on Form 10-K.

Results of Operations

For the three months ended March 31, 2000 and 1999, the Partnership reported net losses of $2,649,418 and $952,044 respectively. The increase in net loss is primarily the result of a net loss from joint ventures of $1,603,085 for the three month period ended March 31, 2000 versus $78,410 for the three month period ended March 31, 1999, and interest income of $12,417 for the three months ended March 31, 2000 versus $213,323 for the three months ended March 31, 1999.

The increase in loss from joint ventures resulted primarily from the Silver Canyon Partnership’s (“SC Partnership”) recording zero gross margins on the Seven Hills project. The zero gross margins are the result of SC Partnership’s 1999 extensive review of project costs which revealed an increase in the scope of landscape and greenbelt improvements for the balance of the property as well as increases in parcel development costs in excess of budget. As a result of these excess budgeted costs, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the on site improvements in the Seven Hills project and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. The intent of the Agreement is to result in a more equitable sharing of excess costs by ANC and the Partnership to minimize the impact of the identified costs in excess of budget to complete the Seven Hills project and to preserve cash flow available to meet the Partnership’s obligations.

The Agreement’s impact on the Silver Canyon Partnership Agreement includes the following provisions:

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

The Partnership recorded sales of $172,000 for the three month period ended March 31, 2000 versus $290,000 for the three month period ended March 31, 1999. The Partnership sold four lots located in the Fairfax Meadows development in Medina, Ohio for $172,000. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported no sales for the three months ended March 31, 2000 and 1999 but did have interest income for the three months ended March 31, 2000 and 1999 of $111,803 and $136,492, respectively. The SC Partnership, also a joint venture of the Partnership accounted for under the equity method, reported sales of $8,453,123 for the three months ended March 31, 2000 versus $1,300,000 for the three months ended March 31, 1999.

As of March 31, 2000, the following significant sales were under contract: one lot in the Thornbury development in Solon, Ohio for $130,000, and 362 lots in the Seven Hills development in Henderson, Nevada for $11,879,168.

Interest income totaled $12,417 for the three months ended March 31, 2000 versus $213,323 for the three months ended March 31, 1999. Interest income historically was comprised of interest earned on notes receivable from the sales of developed property, and funds advanced to the joint ventures. Interest income earned on funds advanced to SC Partnership was deferred and recognized as sales occur. As a result of the Agreement, interest income on funds advanced to SC Partnership is no longer earned and accrued. No interest was recorded for the three months ended March 31, 2000. For the three months ended March 31, 1999, $143,327 was recorded from funds advanced to SC Partnership.

Based on the Agreement, there was no commission income earned for the three months ended March 31, 2000 versus $4,673 for the three months ended March 31, 1999.

Financial Condition and Liquidity

Net cash used in operating activities was $23,320 for the three months ended March 31, 2000 versus $2,245,692 for the three months ended March 31, 1999. The decrease in net cash used in operating activities is primarily the result of no change in accrued partner fees for the three months ended March 31, 2000 versus a decrease of $1,143,316 for the three months ended March 31, 1999 and a decrease in accounts receivable of $28,231 for the three months ended March 31, 2000 versus an increase of $574,194 for the three months ended March 31, 1999. These decreases are partially offset by an increase in net loss of $2,649,418 for the three months ended March 31, 2000 versus $952,044 for the three months ended March 31, 1999.

Net cash provided by investing activities was $828,737 for the three months ended March 31, 2000 versus $31,531 for the three months ended March 31, 1999. The net cash provided for the three months ended March 31, 2000 consists of $1,328,737 in repayments of funds advanced to the SC Partnership. Pursuant to the Agreement, ANC has assigned all future commissions to the Partnership, which are deemed repayment of funds advanced. Partially offsetting these repayments is a Capital Call of $500,000. Net cash provided by investing activities was $31,531 for the three months ended March 31, 1999, which were payments made by the defaulting partner for the Shortfall Loan made by the Partnership to SC Partnership in fiscal year 1998.

Net cash used in financing activities was $3,584,400 for the three month period ended March 31, 2000 versus net cash provided by financing activities of $938,597 for the three month period ended March 31, 1999. The net cash used during the three month period ended March 31, 2000 was primarily the result of funds repaid to Sunrise Land Company of $3,549,400. The net cash provided during the three month period ended March 31, 1999 was primarily the result of funds advanced from Eaton Estate Partnership of $5,302,008 to fund development expenditures, to pay back the $2,395,951 loan from Sunrise Land Company, and to pay interest on partners’ special units of $1,072,170. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on November 15, 1999. The next scheduled payment is due May 15, 2000.

The corporate parent of Sunrise has committed to fund any cash contributions necessary for the Partnership to meet its obligations under the 2000 Business Plan of SC Partnership through March 31, 2001.

The Partnership is involved in various litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. In the opinion of management and legal counsel, the maximum damages related to this litigation are approximately $400,000. However, the Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on March 29, 1999. Trial is scheduled for sometime in the trial session which started May 8, 2000.

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

Three homebuilding companies at Seven Hills had also filed suits. SC Partnership settled with two of these production home building companies. The remaining lawsuit is set for trial in June 2000 against SC Partnership. SC Partnership believes it has meritorious defenses and intends to vigorously defend the lawsuit.

Sales efforts are continuing at the Seven Hills development and management does not believe that the lawsuits that have been settled or the outcome of the remaining lawsuits will significantly hinder those sales efforts.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Quarterly Report, together with other statements and information publicly disseminated by the Partnership, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions on a nation-wide basis as well as regionally in areas where the Partnership has a geographic concentration of land; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and cost overruns; the level and volatility of interest rates; the rate of revenue increases versus expenses increases; as well as other risks listed from time to time in the Partnership’s reports filed with the Securities and Exchange Commission. The Partnership has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Partnership is involved in two separate instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note H of the March 31, 2000 unaudited financial statements and management’s discussion and analysis of financial condition which appears in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits – none

(b)	No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Granite Development Partners, L.P. (Registrant)

DATE:	05/15/00	/s/ Robert F. Monchein

Robert F. Monchein President FC-Granite, the general partner of Granite Development Partners, L.P.

DATE:	05/15/00	/s/ Mark A. Ternes

Mark A. Ternes Controller FC-Granite, the general partner of Granite Development Partners, L.P.