Form 10-Q
period 2000-06-30
GRANITE DEVELOPMENT PARTNERS LP
filed 2000-08-14
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 – Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

GRANITE DEVELOPMENT PARTNERS, L.P.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999	3-4

	Statements of Operations (Unaudited) - Three months and six months ended June 30, 2000 and 1999	5

	Statements of Changes in Partners’ Deficit (Unaudited)	6

	Statements of Cash Flows (Unaudited) - Six months ended June 30, 2000 and 1999	7

	Notes to the Financial Statements (Unaudited)	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures

PART I —ITEM 1. FINANCIAL INFORMATION

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

LAND	$1,117,047	$1,138,136

LAND IMPROVEMENTS	2,837,204	1,256,810

	3,954,251	2,394,946

MORTGAGE NOTES RECEIVABLE	173,300	967,770

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES	16,584,811	21,983,937

OTHER ASSETS:

Mortgage procurement costs	5,850	—

Cash	1,227,971	3,219,145

Interest receivable	19,061	97,139

Other	25,500	26,204

	1,278,382	3,342,488

	$21,990,744	$28,689,141

      See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS —(continued)

	June 30, 2000	December 31, 1999

	(Unaudited)
LIABILITIES AND PARTNERS’ DEFICIT

SENIOR NOTES PAYABLE	$36,000,000	$36,000,000

MORTGAGE NOTES PAYABLE	458,961	528,961

LOAN PAYABLE

Sunrise Land Company	1,949,400	3,549,400

Eaton Estate Partnership	3,514,286	3,514,286

	5,463,686	7,063,686

OTHER LIABILITIES

Accounts payable	221,860	319,282

Accrued interest	878,470	1,152,423

Accrued real estate taxes	63,838	64,319

Deposits	24,172	4,000

	1,188,340	1,540,024

PARTNERS’ DEFICIT

Partners’ special units	9,000,000	9,000,000

Partners’ deficit	(30,120,243)	(25,443,530)

	(21,120,243)	(16,443,530)

	$21,990,744	$28,689,141

      See notes to financial statements.

PART I- ITEM 1 FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

REVENUES

Sales of developed property	$—	$564,000	$172,000	$854,000

Cost of sales	—	(443,529)	(92,768)	(650,932)

	—	120,471	79,232	203,068

Interest	8,777	482,129	21,194	695,452

Commission	—	116,393	—	121,066

Other	546	35,811	1,107	71,085

	9,323	754,804	101,533	1,090,671

EXPENSES

Interest	911,913	1,150,254	1,975,448	2,237,194

Fees, partners	—	83,243	—	143,154

Real estate taxes	16,832	20,842	32,928	43,412

Operating and other	16,707	110,413	75,619	150,493

	945,452	1,364,752	2,083,995	2,574,253

	(936,129)	(609,948)	(1,982,462)	(1,483,582)

Loss from joint ventures	(1,091,166)	(6,067,397)	(2,694,251)	(6,145,807)

NET LOSS	$(2,027,295)	$(6,677,345)	$(4,676,713)	$(7,629,389)

      See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	FC-Granite,	Limited
	Inc.	Partners	Total

Balance at January 31, 1998	$(11,560,653)	$3,732,051	$(7,828,602)

Net loss	(303,765)	(911,294)	(1,215,059)

Balance at December 31, 1998	(11,864,418)	2,820,757	(9,043,661)

Cancellation of interest on special units	1,331,414	—	1,331,414

Net loss	(14,910,526)	(2,820,757)	(17,731,283)

Balance at December 31, 1999	(25,443,530)	—	(25,443,530)

Net loss for the six months ended June 30, 2000	(4,676,713)	—	(4,676,713)

Balance at June 30, 2000	$(30,120,243)	$—	$(30,120,243)

      See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2000	1999

Cash Flow from Operating Activities:

Net loss	$(4,676,713)	$(7,629,389)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss from joint ventures	2,694,251	6,145,807

Changes in operating assets and liabilities:

Increase in land and land improvements	(1,559,305)	(1,021,900)

Decrease in mortgage notes receivable	794,470	402,809

(Increase) decrease in interest receivable	78,078	(1,241,201)

Increase in administration fee receivable	—	(30,000)

Decrease in accounts payable	(97,422)	(586,923)

Decrease in accrued fees, partner	—	(1,060,073)

Decrease in accrued interest	(273,953)	(53,715)

Decrease in accrued real estate taxes	(481)	(43,434)

Increase in deposits	20,876	93,600

Increase in deferred income	—	719,170

Net cash used in operating activities	(3,020,199)	(4,305,249)

Cash Flow from Investing Activities:

Distribution from affiliates	300,000	—

Investments in and advances to affiliates	2,404,875	56,847

Net cash provided by investing activities	2,704,875	56,847

Cash Flow from Financing Activities:

Proceeds from loan payable – Sunrise Land Company	1,949,400	2,199,400

Repayment of loan payable – Sunrise Land Company	(3,549,400)	(2,395,951)

Proceeds from loan payable – Eaton Estate Partnership	—	5,302,042

Repayment of loan payable – Eaton Estate Partnership	—	(860,290)

Distributed interest on special units	—	(1,072,170)

Repayment of mortgage notes payable	(70,000)	(70,000)

Increase in mortgage procurement costs	(5,850)	—

Net cash (used in) provided by financing activities	(1,675,850)	3,103,031

Decrease in cash	(1,991,174)	(1,145,371)

Cash at beginning of the period	3,219,145	1,430,607

Cash at end of the period	$1,227,971	$285,236

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:

Interest	$2,249,401	$2,290,909

Real estate taxes	$33,409	$92,917

See notes to financial statements.

PART I —ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A —FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures, which are normally included in financial statements of Granite Development Partners, L.P. (“Partnership”) prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s December 31, 1999 Annual Report on Form 10K.

The sole general partner of the Partnership is FC-Granite, an Ohio corporation (“FC-Granite”). FC-Granite is a wholly owned subsidiary of Sunrise Land Company (“Sunrise”). The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in the Silver Canyon Partnership (“SC Partnership”).

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the six months ended June 30, 2000 were of a normal recurring nature. Results of operations for the six month period ended June 30, 2000 are not necessarily indicative of results of operations which may be expected for the full year.

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

2. ANC will fund one-half of the settlement amounts for the two lawsuits that have been settled (see Note G).

3. The Partnership will fund any future settlement for the outstanding lawsuit (see Note G) but will receive a priority distribution to cover such capital contribution.

4. After the priority distribution in #3, ANC and the Partnership will receive distributions pari passu until such time that ANC has recovered its entire cash investment except for $750,000.

PART I —ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A —FINANCIAL STATEMENT DISCLOSURES (continued)

5. Thereafter, the Partnership will receive all distributions from SC Partnership until it has recovered its entire capital account. To the extent the Partnership does not recover its entire capital account, ANC will negotiate in good faith as to whether ANC should fund one-half of the outstanding lawsuit in #3.

6. After the Partnership has recovered its entire capital account, ANC and the Partnership will share all remaining distributions pari passu.

As a result of the above Agreement, FC-Granite is recognizing 100% of the SC Partnership losses.

NOTE B —SENIOR NOTES PAYABLE

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

NOTE C —MORTGAGE NOTES PAYABLE

The Partnership has a construction loan agreement collateralized by a first lien for the funding of the Thornbury development. The loan amount is not to exceed $1,400,000 with a maturity date of November 1, 2000. As of June 30, 2000 and December 31, 1999, the outstanding balances related to this loan were $458,961 and $528,961, respectively. The principal amount outstanding bears interest at a rate of prime (9.5% at June 30, 2000 and 8.5% at December 31, 1999) plus one-half of one percent (1/2%).

In June 2000, the Partnership entered into negotiations for an additional construction loan agreement for the Thornbury development. In addition, the proceeds will be utilized to repay the construction loan due November 1, 2000. The loan amount is not to exceed $3,500,000 with a maturity date of August 1, 2004. The principal outstanding will bear interest at the prime rate (9.5% at June 30, 2000). The loan is expected to close in the third quarter.

PART I —ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE D – PARTNERS’ SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, the $9,000,000 of partners’ special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. During 1999, FC-Granite, the holder of the special units, modified the interest arrangement as a result of the SC Partnership excess costs as discussed in Note A and their impact on the Partnership. As a result, interest has not been accrued for the six month period ended June 30, 2000.

NOTE E – TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership’s affairs and development activities.

Originally, FC-Granite was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership, which is equal to one-sixth of 1% of the book value of the Partnership’s properties as defined. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the administrative fee arrangement to eliminate administrative fees beyond June 30, 1999. Therefore, no administrative fees were accrued for the six months ended June 30, 2000. Total administrative fees accrued for the six months ended June 30, 1999 were $79,126.

Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership’s properties. As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise modified the development fee arrangement to eliminate development fees beyond June 30, 1999. Therefore, no development fees were earned or accrued for the six months ended June 30, 2000. Total development fees accrued for the six months ended June 30, 1999 were $34,148.

Originally, FC-Granite was to be paid a monthly real estate commission equal to 3.5% of gross sales as compensation for its conducting marketing and sales duties and authorization of sales contracts. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the real estate commissions arrangement to eliminate real estate commissions beyond June 30, 1999. Therefore, no real estate commissions were earned or accrued for the six months ended June 30, 2000. Total real estate commissions accrued for the six months ended June 30, 1999 were $29,880.

Based on the terms of the Agreement, the Partnership’s commission equal to 1.67% of SC Partnership’s gross sales as compensation for the Partnership’s services in conducting marketing and sales duties and authorization of sales contracts was reapplied as payments on the amounts the Partnership has loaned SC Partnership (See Note A). There were no commissions earned or accrued for the six months ended June 30, 2000 and $121,066 was earned during the six months ended June 30, 1999.

PART I —ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE E —TRANSACTIONS WITH AFFILIATES (continued)

Based on the terms of the Agreement, the Partnership’s monthly administrative fee in the amount of $5,000 per month has been waived. There were no administrative fees earned or accrued for the six months ended June 30, 2000. Fees earned during the six months ended June 30, 1999 were $30,000.

      During the six months ended June 30, 2000, the Partnership repaid Sunrise $3,549,400 of funds loaned for expenditures at the Seven Hills project as of December 31, 1999. As of June 30, 2000, the Partnership has borrowed an additional $1,949,400 to fund development expenditures.

The Partnership has advanced $24,228,948 at June 30, 2000, and $26,633,823 at December 31, 1999 to the SC Partnership (See Note F).

The corporate parent of Sunrise has committed to fund any cash contributions necessary for the Partnership to meet its obligations under the 2000 Business Plan of SC Partnership through March 31, 2001.

NOTE F —INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has a 33 1/3% interest in SC Partnership. The Partnership’s investment in SC Partnership at June 30, 2000 and December 31, 1999 was $(9,359,049) and $(6,600,961), respectively.

In addition, the Partnership has a 30% interest in Eaton Estate Partnership. The Partnership’s investment in Eaton Estate Partnership at June 30, 2000 and December 31, 1999, was $1,912,472 and $2,148,635, respectively.

The Partnership has advanced $24,228,948 at June 30, 2000 and $26,633,823 at December 31, 1999 to the SC Partnership. The net decrease of $2,404,875 is comprised of $2,984,875 of repayments in accordance with the Agreement offset by a Capital Call of $580,000. Pursuant to the Amended and Restated Partnership Agreement for SC Partnership, the Partnership’s original obligation to make loans to SC Partnership was capped at $19,443,198. This agreement also provides that the Partnership is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Based on the Agreement, the above advances to SC Partnership shall not bear interest. All accrued and unpaid interest has been waived as of December 31, 1999. No interest payments have been made historically. Originally, pursuant to the Amended and Restated Partnership Agreement for SC Partnership, funds advanced to SC Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime (9.5% at June 30, 2000) plus 1 3/4%. Until the Agreement discussed in Note A, interest income was deferred by the Partnership until the interest capitalized on the joint ventures was recognized as cost of sales by the joint ventures.

PART I —ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F —INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

There was no interest or accrued fees for the six months ended June 30, 2000. Interest recognized as income for the six months ended June 30, 1999 was $564,244.

In January 1999, the SC Partnership obtained financing from Ohio Savings Bank for an aggregate amount not to exceed $12,000,000. Proceeds were used to repay a loan from GMAC loan on January 6, 1999. The loan agreement contains two debt service coverage ratios, which requires SC Partnership to maintain a certain level of net worth, as defined. Ohio Savings Bank has re-defined net worth for the purposes of the two debt service coverage ratios to include the debt that SC Partnership owes to the Partnership. The loan bears interest at the rate of prime (9.5% at June 30, 2000 and 8.5% at December 31, 1999) plus 1%.

For the six months ended June 30, 2000, the Eaton Estate Partnership generated income of $212,791 of which $63,837 has been recorded by the Partnership under the equity method. For the six months ended June 30, 1999, the Eaton Estate Partnership generated income of $277,478 of which $83,243 has been recorded by the Partnership under the equity method.

For the six months ended June 30, 2000, the SC Partnership generated a loss of $2,758,088 which has been recorded by the Partnership under the equity method. For the six months ended June 30, 1999, the SC Partnership generated a loss of $14,261,343 of which $6,229,051 had been recorded by the Partnership.

Shown below is the statement of operations for the Silver Canyon Partnership:

		Six months ended
		June 30,

		2000	1999

REVENUES

	Operating income (loss)	$109,736	$(12,479,633)

EXPENSES

	Fees, partners	—	35,000

	Commissions	507,494	1,029,302

	Legal and professional	1,731,865	242,850

	Travel and entertainment	38,167	9,796

	Operating and other	529,343	405,977

	Depreciation and amortization	60,955	58,785

	Subtotal	2,867,824	1,781,710

NET LOSS		$(2,758,088)	$(14,261,343)

PART I —ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE G —LITIGATION

The Partnership is involved in various litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. The Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on March 29, 1999. Trial is scheduled for sometime in the trial session which will start in January 2001.

In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. Five lawsuits were filed relating to the right to play on the golf course.

•	A class action lawsuit that was filed by the current homeowners in the Seven Hills project against SC Partnership and the golf course developers, among others, was settled in November 1999.

•	The owner of the golf course had filed a cross-claim against the Partnership, SC Partnership, and other entities. This lawsuit was settled in March 2000.

•	Three homebuilding companies at Seven Hills had also filed suits. SC Partnership settled with two of these production home building companies in 1999. The remaining lawsuit has been settled in principle.

Sales efforts are continuing at the Seven Hills development and management does not believe that the lawsuits that have been settled will significantly hinder those sales efforts.

PART I —ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

      The following discussion and analysis of Granite Development Partners, L.P. (“Partnership”), should be read in conjunction with the audited financial statements as of December 31, 1999 contained in the Annual Report on Form 10-K.

Results of Operations

      For the six months ended June 30, 2000 and 1999, the Partnership reported net losses of $4,676,713 and $7,629,389 respectively. The decrease in net loss is primarily the result of a net loss from joint ventures of $2,694,251 for the six month period ended June 30, 2000 versus $6,145,807 for the six month period ended June 30, 1999. The decrease in net loss is partially offset by a decrease in interest income to $21,194 for the six months ended June 30, 2000, from $695,452 for the six months ended June 30, 1999.

      The loss from joint ventures resulted primarily from the Silver Canyon Partnership’s (“SC Partnership”) recording zero gross margins on the Seven Hills project. The zero gross margins are the result of SC Partnership’s 1999 extensive review of project costs which revealed an increase in the scope of landscape and greenbelt improvements for the balance of the property as well as increases in parcel development costs in excess of budget. As a result of these excess budgeted costs, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the on site improvements in the Seven Hills project and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. The intent of the Agreement is to result in a more equitable sharing of excess costs by ANC and the Partnership to minimize the impact of the identified costs in excess of budget to complete the Seven Hills project and to preserve cash flow available to meet the Partnership’s obligations.

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

      The Partnership recorded sales of $172,000 for the six month period ended June 30, 2000 versus $854,000 for the six month period ended June 30, 1999. The Partnership sold four lots located in the Fairfax Meadows development in Medina, Ohio for $172,000. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported no sales for the six months ended June 30, 2000 and 1999 but did have interest income for the six months ended June 30, 2000 and 1999 of $234,979 and $299,419, respectively. The SC Partnership, also a joint venture of the Partnership accounted for under the equity method, reported sales of $14,413,372 for the six months ended June 30, 2000 versus $9,117,730 for the six months ended June 30, 1999.

      As of June 30, 2000, the following significant sales were under contract: 40 lots in the Fairfax development in Medina, Ohio for $1,760,000, 15 lots in the Thornbury development in Solon, Ohio for $1,921,000, and 306 lots in the Seven Hills development in Henderson, Nevada for $13,277,882.

      Interest income totaled $21,194 for the six months ended June 30, 2000 versus $695,452 for the six months ended June 30, 1999. Interest income historically was comprised of interest earned on notes receivable from the sales of developed property, and funds advanced to the joint ventures. Interest income earned on funds advanced to SC Partnership was deferred and recognized as sales occur. As a result of the Agreement, interest income on funds advanced to SC Partnership is no longer payable. As a result, no interest was recorded for the six months ended June 30, 2000. For the six months ended June 30, 1999, $564,244 was recorded from funds advanced to SC Partnership.

      Based on the terms of the Agreement, there was no commission income earned for the six months ended June 30, 2000 as compared to $121,066 for the six months ended June 30, 1999.

Financial Condition and Liquidity

      Net cash used in operating activities was $3,020,199 for the six months ended June 30, 2000 as compared to $4,305,249 for the six months ended June 30, 1999. The decrease in net cash used in operating activities is primarily the result of a net loss of $4,676,713 for the six months ended June 30, 2000 as compared to $7,629,389 for the six months ended June 30, 1999, a decrease in interest receivable of $78,078 for the six months ended June 30, 2000 as compared to an increase of $1,241,201 for the six months ended June 30, 1999, and no change in accrued partner fees for the six months ended June 30, 2000 as compared to a decrease of $1,060,073 for the six months ended June 30, 1999. These decreases were partially offset by a loss from joint ventures of $2,694,251 for the six months ended June 30, 2000 as compared to a loss of $6,145,807 for the six months ended June 30, 1999 and no change in deferred income for the six months ended June 30, 2000 as compared to an increase of $719,170 for the six months ended June 30, 1999.

      Net cash provided by investing activities was $2,704,875 for the six months ended June 30, 2000 as compared to $56,847 for the six months ended June 30, 1999. The net cash provided for the six months ended June 30, 2000 consists of a cash distribution of $300,000 from Eaton Estate Partnership and $2,984,875 in repayments of funds advanced to the SC Partnership. Pursuant to the Agreement, ANC has assigned all future commissions to the Partnership, which are deemed to be repayments of funds advanced. Partially offsetting these repayments is a Capital Call of $580,000. Net cash provided by investing activities was $56,847 for the six months ended June 30, 1999, which were payments made by a defaulting partner for a shortfall loan made by the Partnership to SC Partnership in fiscal year 1998.

      Net cash used in financing activities was $1,675,850 for the six month period ended June 30, 2000 as compared to net cash provided by financing activities of $3,103,031 for the six month period ended June 30, 1999. The net cash used during the six month period ended June 30, 2000 was primarily the result of funds repaid to Sunrise Land Company of $3,549,400. As of June 30, 2000, the Partnership has borrowed an additional $1,949,400 to fund development expenditures. The net cash provided during the six month period ended June 30, 1999 was primarily the result of funds advanced from Eaton Estate Partnership of $5,302,042 to fund development expenditures, to pay back the $2,395,951 loan from Sunrise Land Company, and to pay interest on partners’ special units of $1,072,170. The Partnership subsequently borrowed an additional $2,199,400 to fund development expenditures. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on May 15, 2000. The next scheduled payment is due November 15, 2000.

      The corporate parent of Sunrise has committed to fund any cash contributions necessary for the Partnership to meet its obligations under the 2000 Business Plan of SC Partnership through March 31, 2001.

      The Partnership is involved in various litigation claims related to its operations. The Partnership and several affiliates are defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff is a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. The Partnership and other defendants deny that any commission has been earned by the Plaintiff. Legal counsel of the Partnership filed a motion for summary judgement which was denied on March 29, 1999. Trial is scheduled for sometime in the trial session which will start in January 2001.

      In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. Five lawsuits were filed relating to the right to play on the golf course.

      A class action lawsuit that was filed by the current homeowners in the Seven Hills project against SC Partnership and the golf course developers, among others, was settled in November 1999.

      The owner of the golf course had filed a cross-claim against the Partnership, SC Partnership, and other entities. This lawsuit was settled in March 2000.

      Three homebuilding companies at Seven Hills had also filed suits. SC Partnership settled with two of these production home building companies. The remaining lawsuit has been settled in principle.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Partnership is involved in two separate instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note G of the June 30, 2000 unaudited financial statements and management’s discussion and analysis of financial condition which appears in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits —none

(b)	No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Granite Development Partners, L.P. (Registrant)

DATE:	08/14/00	/s/ Robert F. Monchein Robert F. Monchein President FC-Granite Inc., the general partner of Granite Development Partners, L.P.

DATE:	08/14/00	/s/ Mark A. Ternes Mark A. Ternes Controller FC-Granite Inc., the general partner of Granite Development Partners, L.P.