Form 10-Q
period 2000-09-30
GRANITE DEVELOPMENT PARTNERS LP
filed 2000-11-14
CIK 925171

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 Q

      (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

YES   X  NO.

GRANITE DEVELOPMENT PARTNERS, L.P.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets — September 30, 2000 (Unaudited) and December 31, 1999	3-4
	Statements of Operations (Unaudited) -Three months and nine months ended September 30, 2000 and 1999	5
	Statement of Changes in Partners’ Deficit (Unaudited)	6
	Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2000 and 1999	7-8
	Notes to the Financial Statements (Unaudited)	9-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures

PART I- ITEM 1. FINANCIAL INFORMATION

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
BALANCE SHEETS

	September 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

LAND	$1,000,929	$1,138,136

LAND IMPROVEMENTS	2,899,792	1,256,810

	3,900,721	2,394,946

MORTGAGE NOTES RECEIVABLE	331,190	967,770

INVESTMENTS IN AND ADVANCES
TO JOINT VENTURES	14,108,341	21,983,937

OTHER ASSETS
Mortgage procurement costs	34,725	—
Cash	3,010,306	3,219,145
Interest receivable	78,207	97,139
Other	—	26,204

	3,123,238	3,342,488

	$21,463,490	$28,689,141

      See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
BALANCE SHEETS — (continued)

	September 30, 2000	December 31, 1999

	(Unaudited)

LIABILITIES AND PARTNERS’ DEFICIT

SENIOR NOTES PAYABLE	$36,000,000	$36,000,000
MORTGAGE NOTES PAYABLE	1,163,189	528,961
LOANS PAYABLE
Sunrise Land Company	949,400	3,549,400
Eaton Estate Partnership	3,514,286	3,514,286

	4,463,686	7,063,686

OTHER LIABILITIES
Accounts payable	103,407	319,282
Accrued interest	1,964,640	1,152,423
Accrued real estate taxes	40,921	64,319
Deposits	81,172	4,000

	2,190,140	1,540,024

PARTNERS’ DEFICIT
Partners’ special units	9,000,000	9,000,000
Partners’ deficit	(31,353,525)	(25,443,530)

	(22,353,525)	(16,443,530)

	$21,463,490	$28,689,141

      See notes to financial statements.

PART I- ITEM 1 FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

REVENUES
Sales of developed property	$1,674,300	$2,759,680	$1,846,300	$3,613,680
Cost of sales	(1,186,539)	(2,081,010)	(1,279,307)	(2,731,942)

	487,761	678,670	566,993	881,738
Interest	12,421	238,810	33,615	934,262
Commissions	—	68,382	—	189,448
Other	492	38,779	1,599	109,864

	500,674	1,024,641	602,207	2,115,312

EXPENSES
Interest	1,086,169	1,106,093	3,061,617	3,343,287
Fees, partners	—	—	—	143,154
Real estate taxes	16,128	22,239	49,056	65,651
Operating and other	88,404	65,005	164,023	215,498
Amortization	1,637	—	1,637	—

	1,192,338	1,193,337	3,276,333	3,767,590

	(691,664)	(168,696)	(2,674,126)	(1,652,278)

Loss from joint venture amendment	—	(5,476,752)	—	(5,476,752)
Loss from joint ventures	(541,618)	(1,298,189)	(3,235,869)	(7,443,996)

NET LOSS	$(1,233,282)	$(6,943,637)	$(5,909,995)	$(14,573,026)

      See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

	FC-Granite,	Limited
	Inc.	Partners	Total

Balance at January 31, 1998	$(11,560,653)	$3,732,051	$(7,828,602)
Net loss	(303,765)	(911,294)	(1,215,059)

Balance at December 31, 1998	(11,864,418)	2,820,757	(9,043,661)

Cancellation of interest on special units	1,331,414	—	1,331,414
Net loss	(14,910,526)	(2,820,757)	(17,731,283)

Balance at December 31, 1999	(25,443,530)	—	(25,443,530)

Net loss	(5,909,995)	—	(5,909,995)

Balance at September 30, 2000
(unaudited)	$(31,353,525)	$—	$(31,353,525)

      See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2000	1999

Cash Flow from Operating Activities:

Net loss	$(5,909,995)	$(14,573,026)

Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of capitalized income recognized- Silver Canyon Partnership	—	3,800,771
Forgiveness of commission income – Silver Canyon Partnership	—	1,455,981
Forgiveness of administration fee income – Silver Canyon Partnership	—	220,000
Amortization	1,637	—
Loss from joint ventures	3,235,869	7,443,996

Changes in operating assets and liabilities:
(Increase) decrease in land and land improvements	(1,505,775)	361,081
Decrease in mortgage notes receivable	636,580	1,025,119
Decrease (increase) in interest receivable	18,932	(1,882,474)
Decrease (increase) decrease in other assets	26,204	(704)
Increase in administration fee receivable	—	(45,000)
Decrease in accounts payable	(215,875)	(605,871)
Decrease in accrued fees, partner	—	(1,060,073)
Increase in accrued interest	812,217	1,052,378
Decrease in accrued real estate taxes	(23,398)	(26,346)
Increase in deposits	77,172	18,421
Increase in deferred income	—	1,165,150

Net cash used in operating activities	(2,846,432)	(1,650,597)

Cash Flow from Investing Activities:
Distribution from affiliates	300,000	—
Advances to affiliates	(580,000)	—
Repayment of advances to affiliates	4,919,727	70,663

Net cash provided by investing activities	4,639,727	70,663

Cash Flow from Financing Activities:
Proceeds from loan payable –Sunrise Land Company	1,949,400	2,199,400
Repayment of loan payable – Sunrise Land Company	(4,549,400)	(2,395,951)
Proceeds from loan payable – Eaton Estate Partnership	—	5,302,042
Repayment of loan payable – Eaton Estate Partnership	—	(860,290)
Distributed interest on special units	—	(1,072,170)
Proceeds from mortgage notes payable	1,993,081	—
Repayment of mortgage notes payable	(1,358,853)	(92,662)
Increase in mortgage procurement costs	(36,362)	—

Net cash (used in) provided by financing activities	(2,002,134)	3,080,369

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended
	September 30,

	2000	1999

(Decrease) increase in cash	(208,839)	1,500,435

Cash at beginning of the period	3,219,145	1,430,607

Cash at end of the period	$3,010,306	$2,931,042

Supplemental Schedule of Non Cash Activities
Operating Expenses
Write off of deferred income	—	$(7,544,412)
Write off of interest receivable	—	$11,345,183
Financing Activities
Cancellation of interest on special units applied to loan Payable — Sunrise Land Company	—	$(2,199,400)
Cancellation of interest on special units applied to Accrued Partner Fees	—	$(204,184)

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Interest	$2,249,401	$2,290,909
Real estate taxes	$72,454	$91,997

      See notes to financial statements.

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A — NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Granite Development Partners, L.P. (“Partnership”), is engaged in the business of investing in, acquiring, owning, developing, selling and otherwise disposing of undeveloped and developed land acquired by the Partnership.

The sole general partner of the Partnership is FC-Granite, Inc., an Ohio corporation (“FC-Granite”). FC-Granite is a wholly owned subsidiary of Sunrise Land Company (“Sunrise”). The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in the Silver Canyon Partnership (“SC Partnership”).

Unaudited Interim Financial Statements

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the three and nine month periods ended September 30, 2000 were of a normal recurring nature. Results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results of operations which may be expected for the full year.

Certain information and footnote disclosures, which are normally included in financial statements of the Partnership prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s December 31, 1999 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Silver Canyon Partnership

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

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A — NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

(continued)

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

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE B — SENIOR NOTES PAYABLE (continued)

Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid. The Partnership has not deferred interest payments on the Senior Notes payable.

NOTE C — MORTGAGE NOTES PAYABLE

In August 2000, the Partnership obtained a construction loan agreement for the Thornbury development. In addition, the proceeds were utilized to repay the construction loan that had a $528,961 balance at December 31, 1999 and bore interest at prime (8.5% at December 31, 1999) plus one-half of one percent (1/2%). The loan amount is not to exceed $3,500,000 with a maturity date of August 1, 2004. The principal outstanding will bear interest at the prime rate (9.5% at September 30, 2000). The amount outstanding under this loan agreement was $1,163,189 at September 30, 2000.

NOTE D — PARTNERS’ SPECIAL UNITS

According to the original Partnership Agreement, until the Senior Notes are paid in full, the $9,000,000 of partners’ special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. During 1999, FC-Granite, the holder of the special units, modified the interest arrangement as a result of the SC Partnership excess costs discussed in Note A and their impact on the Partnership. As a result, interest has not been accrued for the nine month period ended September 30, 2000.

NOTE E — TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership’s affairs and development activities.

Originally, FC-Granite was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership, which is equal to one-ninth of 1% of the book value of the Partnership’s properties as defined. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the administrative fee arrangement to eliminate administrative fees beyond June 30, 1999. Therefore, no administrative fees were accrued for the nine months ended September 30, 2000. Total administrative fees accrued for the nine months ended September 30, 1999 were $79,126.

Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership’s properties. As a result of the SC Partnership excess costs and their impact on the Partnership,

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE E — TRANSACTIONS WITH AFFILIATES (continued)

Sunrise modified the development fee arrangement to eliminate development fees beyond June 30, 1999. Therefore, no development fees were earned or accrued for the nine months ended September 30, 2000. Total development fees accrued for the nine months ended September 30, 1999 were $34,148.

Originally, FC-Granite was to be paid a monthly real estate commission equal to 3.5% of gross sales as compensation for its conducting marketing and sales duties and authorization of sales contracts. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the real estate commissions arrangement to eliminate real estate commissions beyond June 30, 1999. Therefore, no real estate commissions were earned or accrued for the nine months ended September 30, 2000. Total real estate commissions accrued for the nine months ended September 30, 1999 were $29,880.

Based on the terms of the Agreement, the Partnership’s commission equal to 1.67% of SC Partnership’s gross sales as compensation for the Partnership’s services in conducting marketing and sales duties and authorization of sales contracts was reapplied as payments on the amounts the Partnership has loaned SC Partnership (See Note A). There were no commissions earned or accrued for the nine months ended September 30, 2000 and $189,448 was earned during the nine months ended September 30, 1999.

Based on the terms of the Agreement, the Partnership’s monthly administrative fee in the amount of $5,000 per month has been waived. There were no administrative fees earned or accrued for the nine months ended September 30, 2000 or for the nine months ended September 30, 1999.

During the nine months ended September 30, 2000, the Partnership borrowed $1,949,400 from Sunrise to fund development expenditures and repaid $4,549,400.

The corporate parent of Sunrise has committed to fund any cash contributions necessary for the Partnership to meet its obligations under the 2000 Business Plan of SC Partnership through March 31, 2001.

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F — INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Silver Canyon Partnership

The Partnership has a 33 1/3% interest in SC Partnership. The Partnership’s investment in SC Partnership at September 30, 2000 and December 31, 1999 was $(9,936,851) and $(6,600,961), respectively.

The Partnership has advanced $22,294,096 at September 30, 2000 and $26,633,823 at December 31, 1999 to the SC Partnership. The net decrease of $4,339,727 is comprised of $4,919,727 of repayments in accordance with the Agreement offset by a capital call of $580,000. Pursuant to the Amended and Restated Partnership Agreement for SC Partnership, the Partnership’s original obligation to make loans to SC Partnership was capped at $19,443,198. This agreement also provides that the Partnership is to provide up to two-thirds of $9,000,000 as additional loans as funds are required. Based on the Agreement, the above advances to SC Partnership shall not bear interest. All accrued and unpaid interest has been waived as of December 31, 1999. No interest payments have been made historically. Originally, pursuant to the Amended and Restated Partnership Agreement for SC Partnership, funds advanced to SC Partnership as of January 31, 1996 bear interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime (9.5% at September 30, 2000) plus 1  3/4%. Until the Agreement discussed in Note A, interest income was deferred by the Partnership until the interest capitalized on SC Partnership was recognized as cost of sales by SC Partnership.

There was no interest or accrued fees for the nine months ended September 30, 2000. Interest recognized as income for the nine months ended September 30, 1999 was $564,244.

In January 1999, the SC Partnership obtained financing from Ohio Savings Bank for an aggregate amount not to exceed $12,000,000. Proceeds were used to repay a loan from GMAC. The loan agreement contains two debt service coverage ratios, which requires SC Partnership to maintain a certain level of net worth, as defined. Ohio Savings Bank has re-defined net worth for the purposes of the two debt service coverage ratios to include the debt that SC Partnership owes to the Partnership. Ohio Savings Bank has waived this requirement for the quarter ended September 30, 2000. The loan bears interest at the rate of prime (9.5% at September 30, 2000 and 8.5% at December 31, 1999) plus 1%.

During 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. Prior year gross margins were reversed and no gross margins were recorded on 1999 sales.

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F — INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

Since the second quarter of 1999, when estimated project costs were revised, SC partnership has identified potential improvements in the estimated cost to complete the Seven Hills project. The management of SC Partnership believes that it is premature to recognize gross margins for this project at this time primarily because of the speculative nature of future land sales. The significant portion of the remaining potential land sales in Seven Hills consists of estate lots, which are higher priced lots sold to individuals as opposed to lower priced lots sold in bulk to production home builders. Uncertainties in current and future economic conditions and the large number of estate lots yet to be sold make it very difficult to estimate accurate future sales prices and gross margins. As a result, no gross margins were recorded on sales in the first three quarters of 2000.

Shown below is the statement of operations for the Silver Canyon Partnership:

	Nine months ended
	September 30,

	2000	1999

REVENUES
Operating income (loss)	$206,891	$(17,518,905)

EXPENSES
Fees, partners	—	50,000
Commissions	943,631	1,517,911
Legal and professional	1,774,767	4,127,267
Travel and entertainment	45,601	23,236
Operating and other	652,502	604,296
Depreciation and amortization	126,280	64,268

Subtotal	3,542,781	6,386,978

NET LOSS	(3,335,890)	(23,905,883)

Other capital transactions resulting from the

Agreement
Land inventory adjustment	—	5,054,279
Fees and commissions adjustment	—	6,110,701

	—	11,164,980

Net change in SC Partnership capital	$(3,335,890)	$(12,740,903)

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F — INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

Eaton Estate Partnership

The Partnership has a 30% interest in Eaton Estate Partnership. Eaton Estate Partnership is a 623 acre, 1,575 unit development with five remaining units. The Partnership’s investment in Eaton Estate Partnership at September 30, 2000 and December 31, 1999, was $1,948,657 and $2,148,635, respectively.

For the nine months ended September 30, 2000, the Eaton Estate Partnership generated income of $333,405 of which $100,022 has been recorded by the Partnership under the equity method. For the nine months ended September 30, 1999, the Eaton Estate Partnership generated income of $509,532 of which $152,860 has been recorded by the Partnership under the equity method.

NOTE G — LITIGATION

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

In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. As previously reported, several lawsuits filed by homebuilding companies relating to the right to play on the golf course have been settled. One remaining lawsuit has been settled in principle.

PART I — ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

      The following discussion and analysis of Granite Development Partners, L.P. (“Partnership”), should be read in conjunction with the audited financial statements as of December 31, 1999 contained in the Annual Report on Form 10-K.

Results of Operations

      For the nine months ended September 30, 2000 and 1999, the Partnership reported net losses of $5,909,995 and $14,573,026, respectively. The decrease in net loss is primarily the result of a net loss from joint ventures of $3,235,869 for the nine month period ended September 30, 2000 versus $7,443,996 for the nine month period ended September 30, 1999 plus a joint venture amendment loss of $5,476,752 recorded in the nine month period ended September 30, 1999. The loss from joint ventures decrease is primarily attributed to the decrease in Silver Canyon Partnership ("SC Partnership") cost of sales, interest, commission, fees and legal expenses for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000. The 1999 loss from joint venture amendment of $5,476,752 is the result of the Partnership forgiving SC Partnership interest, commissions and fee income. The decrease in net loss is partially offset by a decrease in interest income to $33,615 for the nine months ended September 30, 2000, from $934,262 for the nine months ended September 30, 1999. See interest income discussion below.

      The loss from joint ventures for the nine months ended September 30, 1999 resulted primarily from the SC Partnership’s recording zero gross margins on the Seven Hill project. The zero gross margins are the result of SC Partnership’s 1999 extensive review of project costs which revealed an increase in the scope of landscape and greenbelt improvements for the balance of the property as well as increases in parcel development costs in excess of budget. Since the second quarter of 1999, when estimated project costs were revised, SC Partnership has identified potential improvement in the estimated cost to complete the Seven Hills project. The management of SC Partnership believes that it is premature to recognize gross margins for this project at this time primarily because of the speculative nature of future land sales. The significant portion of the balance of land sales in Seven Hills consists of estate lots, which are higher priced lots sold to individuals as opposed to lower priced lots sold in bulk to production home builders. Uncertainties in current and future economic conditions and the large number of estate lots yet to be sold make it very difficult to estimate accurate future sales prices and gross margins. No gross margins were recorded on sales in the first three quarters of 2000.

      As a result of the excess budgeted costs identified in 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the on site improvements in the Seven Hills project and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. The intent of the Agreement is to result in a more equitable sharing of excess costs by ANC and the Partnership to minimize the impact of the identified costs in excess of budget to complete the Seven Hills project and to preserve cash flow available to meet the Partnership’s obligations.

      The Agreement’s impact on the Silver Canyon Partnership Agreement includes the following provisions:

1)	ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the SC Partnership. Amounts previously paid will be deemed return of capital.

2)	ANC will fund one-half of the settlement amounts for the two lawsuits that have been settled.

3)	The Partnership will fund any future settlement for the outstanding lawsuits but will receive a priority distribution to cover such capital contribution.

4)	After the priority distribution in #3, ANC and the Partnership will receive distributions pari passu until such time that ANC has recovered its entire cash investment except for $750,000.

5)	Thereafter, the Partnership will receive all distributions until it has recovered its entire capital account. To the extent the Partnership does not recover its entire capital account, ANC will negotiate in good faith as to whether ANC should fund one-half of the outstanding lawsuit in #3.

6)	After the Partnership has recovered its entire capital account, ANC and the Partnership will share all remaining distributions pari passu.

      The Partnership recorded sales of $1,846,300 for the nine month period ended September 30, 2000 versus $3,613,680 for the nine month period ended September 30, 1999. During the nine months ended September 30, 2000, the Partnership sold nine lots in the Thornbury development in Solon, Ohio for $1,146,300 and 16 lots located in the Fairfax Meadows development in Medina, Ohio for $700,000. The Eaton Estate Partnership, a joint venture of the Partnership accounted for under the equity method, reported no sales for the nine months ended September 30, 2000 and 1999. The Eaton Estate Partnership has five units remaining. The Eaton Estate Partnership did have interest income for the nine months ended September 30, 2000 and 1999 of $359,466 and $464,715, respectively. The SC Partnership, also a joint venture of the Partnership accounted for under the equity method, reported sales of 239 lots for $23,930,183 for the nine months ended September 30, 2000 versus 148 lots for $13,519,705 for the nine months ended September 30, 1999.

      As of November 10, 2000, the following significant sales were under contract: 38 lots in the Fairfax development in Medina, Ohio for $1,668,000, 30 lots in the Thornbury development in Solon, Ohio for $3,263,400, and 138 lots in the Seven Hills development in Henderson, Nevada for $6,080,208.

      Interest income totaled $33,615 for the nine months ended September 30, 2000 versus $934,262 for the nine months ended September 30, 1999. Interest income historically was comprised of interest earned on notes receivable from the sales of developed property and funds advanced to the joint ventures. Interest income earned on funds advanced to SC Partnership was deferred and recognized as sales occured. As a result of the Agreement, interest income on funds advanced to SC Partnership is no longer payable. As a result, no interest was recorded for the nine months ended September 30, 2000. Interest of $3,800,771 earned in the nine months ended September 30, 1999 and in previous years was reapplied as repayment of partner loans and capital. Interest income earned on funds advanced to the SC Partnership that was previously deferred was reversed in the period ending September 30, 1999.

      Based on the terms of the Agreement, there was no commission income earned for the nine months ended September 30, 2000 as compared to $189,448 for the nine months ended September 30, 1999. Commission income earned from the SC Partnership during the nine months ended September 30, 1999 and in prior years in the amount of $1,455,981 has been reapplied as repayment of partner loans and capital.

      Other income totaled $1,599 for the nine months ended September 30, 2000 versus $109,864 for the nine months ended September 30, 1999. Other income for the nine months ended September 30, 1999 is mainly deferred development fee income from SC Partnership. Development fee income earned during the nine months ended September 30, 1999 and in prior years in the amount of $220,000 has been reapplied as repayment of partner loans and capital.

      The interest, commission, and development fee income in the amounts of $3,800,771, $1,455,981, and $220,000 respectively, recorded in the statement of operations for the nine months ended September 30, 1999 and in prior years was reversed through the statement of operations during the period ended September 30, 1999. The total amount of $5,476,752 was recorded as loss from joint venture amendment in the statement of operations.

Financial Condition and Liquidity

      Net cash used in operating activities was $2,846,432 for the nine months ended September 30, 2000 as compared to $1,650,597 for the nine months ended September 30, 1999. The increase in net cash used in operating activities is primarily the result of an increase in land and land improvements of $1,505,775 for the nine months ended September 30, 2000 as compared to a decrease of $361,081 for the nine months ended September 30, 1999. This increase was partially offset by a decrease in accounts payable of $215,875 for the nine months ended September 30, 2000 versus a decrease of $605,871 for the nine months ended September 30, 1999; an increase in deposits of $77,172 for the nine months ended September 30, 2000 versus an increase of $18,421 for the nine months ended September 30, 1999; and a decrease in other assets of $26,204 for the nine months ended September 30, 2000 compared to an increase of $704 for the nine months ended September 30, 1999.

      Net cash provided by investing activities was $4,639,727 for the nine months ended September 30, 2000 as compared to $70,663 for the nine months ended September 30, 1999. The net cash provided for the nine months ended September 30, 2000 consists of a cash distribution of $300,000 from Eaton Estate Partnership and $4,919,727 in repayments of funds advanced to the SC Partnership. Pursuant to the Agreement, ANC has assigned all future commissions to the Partnership, which are deemed to be repayments of funds advanced. Partially offsetting these repayments is a capital call of $580,000. Net cash provided by investing activities was $70,663 for the nine months ended September 30, 1999, which were payments made by a defaulting partner for a shortfall loan made by the Partnership to SC Partnership in fiscal year 1998.

      Net cash used in financing activities was $2,002,134 for the nine month period ended September 30, 2000 as compared to net cash provided by financing activities of $3,080,369 for the nine month period ended September 30, 1999. The net cash used during the nine month period ended September 30, 2000 was primarily the result of funds repaid to Sunrise Land Company of $4,549,400 and paydowns of the construction mortgage note payable for the Thornbury development of $1,358,853. These cash uses were partially offset by additional borrowings from the Sunrise Land Company of $1,949,400 and proceeds from the Thornbury development loan of $1,993,081. The net cash provided during the nine month period ended September 30, 1999 was primarily the result of funds advanced from Eaton Estate Partnership of $5,302,042 to fund development expenditures, the repayment of a $2,395,951 loan payable from Sunrise Land Company, and payment of interest on partners’ special units of $1,072,170. The Partnership subsequently borrowed an additional $2,199,400 from Sunrise Land Company to fund development expenditures. The Partnership had adequate funds available to make the semi-annual payment of interest on the Senior Notes on May 15, 2000. The Partnership has adequate funds to make the next scheduled payment due November 15, 2000.

      The corporate parent of Sunrise Land Company has committed to fund any cash contributions necessary for the Partnership to meet its obligations under the 2000 Business Plan of SC Partnership through March 31, 2001.

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

      In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. As previously reported, several lawsuits filed by homebuilding companies relating to the right to play on the golf course have been settled. One remaining lawsuit has been settled in principle.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

      The Partnership is involved in two separate instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note G of the September 30, 2000 unaudited financial statements and management’s discussion and analysis of financial condition which appears in Part I of this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits — none

      (b)  No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Granite Development Partners, L.P.

(Registrant)

DATE: 11/14/00	/s/ Robert F. Monchein

Robert F. Monchein President FC-Granite Inc., the general partner of Granite Development Partners, L.P.

DATE: 11/14/00	/s/ Mark A. Ternes

Mark A. Ternes Controller FC-Granite Inc., the general partner of Granite Development Partners, L.P.