Form 10-K
period 2000-12-31
GRANITE DEVELOPMENT PARTNERS LP
filed 2001-03-30
CIK 925171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           ---------------------------
                                    FORM 10-K

(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         X        For the fiscal year ended  December 31, 2000
        ---      ----------------------------------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    -------------

Commission file number 0330-080104
                       -----------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      34-1754061
  ----------------------------                  --------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


1050 Terminal Tower            50 Public Square          Cleveland, Ohio   44113
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code            216-621-6060
                                                   -----------------------

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

                                      None

                                TABLE OF CONTENTS

PART I.                                                                                 PAGE
-------                                                                                 ----
Item     1.       Business                                                              3
         2.       Properties                                                            4
         3.       Legal Proceedings                                                     4
         4.       Submission of Matters to a Vote of Security Holders                   4

PART II.
--------

Item     5.       Market for Registrant's Common Equity
                         and Related Stockholder Matters                                5
         6.       Selected Financial Data                                               5
         7.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                      6
         7A.      Quantitative and Qualitative Disclosure About Marketing Risk          15
         8.       Financial Statements and Supplementary Data                           16
         9.       Changes in and Disagreements with Accountants on Accounting
                         And Financial Disclosure                                       46

PART III.
---------

Item     10.      Directors and Executive Officers of the
                           General Partner of the Registrant                            46
         11.      Executive Compensation                                                46
         12.      Security Ownership of Certain Beneficial Owners
                           and Management                                               47
         13.      Certain Relationships and Related Transactions                        47


PART IV.
--------

Item     14.      Exhibits, Financial Statement Schedules and Reports
                            on form 8-K                                                 47-48

                                     PART I

Item 1.   Business
------------------

ORGANIZATION

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

         The Partnership is the owner of Granite Silver Development Partners, L.P. the managing partner in Silver Canyon Partnership. Silver Canyon Partnership ("SC Partnership"), a Nevada limited partnership, is owned 33 1/3 % by Granite Silver Development Partners, L.P., 33 1/3% by Silver Canyon Corporation ("SCC"), and 33 1/3% by American Nevada Seven Hills Limited Partnership ("ANC"), a Nevada limited partnership and subsidiary of American Nevada Corporation, a Nevada corporation. SC Partnership is the owner and developer of Seven Hills, an approximately 1,300 acre master planned community located outside Las Vegas, Nevada.

INVESTMENT OBJECTIVES AND POLICIES

         The principal investment objectives of the Partnership are the preservation of capital and appreciation of such capital through sales of land at increased values. There is no assurance that these investment objectives will be achieved. The Partnership has invested in undeveloped land or in partnerships or joint ventures that hold interests in such land on an all-cash basis and intends to realize appreciation of such land upon resale. The Partnership Properties, the majority of which will be developed as residential tracts, have been acquired and developed with the proceeds from the sale of the senior notes and the warrants exercisable for partnership units and the proceeds from the sale of Partnership Properties allocated to such future acquisition and development. The Partnership Properties acquired are in various stages of development ranging from fully developed and ready for sale to third parties, to projects with sales not expected to be completed for another three years. Seven Hills is not expected to fully mature for another two years. The Partnership expects sales of all Partnership Properties to be completed by the year 2003, at which time the Partnership will dissolve and terminate.

         The Partnership will develop each of the properties it acquires at a rate which will approximate the absorption rate in the relevant real estate market. Once development is completed, the properties will be marketed and sold. Upon completion of the sale of all of the Partnership Properties, remaining proceeds will be used to repay the senior note holders and the Partnership will be dissolved and terminated.

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

Item 2.    Properties
---------------------

         The following properties remain in the Partnership property portfolio as of December 31, 2000:


NAME                              DESCRIPTION
----                              -----------
Day Drive                         Located in Parma, Ohio.  Approximately four (4) acres of commercially zoned property remain.
Solon Estates (Thornbury)         Located in Solon, Ohio.  Consists of 250 acres zoned for 175 single family lots and cluster homes of which 41 lots have been sold.
Seven Hills (Silver Canyon)       Located in Henderson, Nevada. A 1,293 acre master planned residential community currently under development. Consists of 3,295 lots of which 3,046 lots are sold; 12.1 unsold commercial acres.
Eaton Estates                     Located in Sagamore Hills, Ohio. Consists of a 593 acre property zoned for a planned unit development and 43 acres of land zoned for single family lots. Five (5) unimproved lots remain.
Music Street                      Located in Newbury Township, Ohio. Consists of thirty, 3 acre lots of which six lots remain.
Fairfax Meadows                   Located in Medina, Ohio. Consists of 73 acres zoned for 141 single family residential sublots of which 28 lots remain.


Item 3.  Legal Proceedings
--------------------------

         The Partnership is not involved in any litigation claims related to its operations. The Partnership and several affiliates were defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff was a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. This lawsuit was settled in January, 2001.

         In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. As previously reported, lawsuits were filed by homebuilding companies and homeowners relating to the right to play on the golf course. All of these lawsuits have been settled in 1999 and 2000.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

         No matters were submitted to a vote of security holders during the year ended December 31, 2000.

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

Item 6.  Selected Financial Data
--------------------------------


                                   Fiscal               Fiscal              Fiscal              Fiscal             Fiscal
                                    2000*               1999**              1998***            1997****           1996*****
                             -------------------- -------------------  ------------------ ------------------- ------------------
OPERATING RESULTS
Sales of developed
  property                   $  7,617,600         $  4,709,680        $  8,417,447       $ 5,709,083         $ 12,367,374
Gross margin                 $  3,364,688         $  1,183,266        $  2,479,013       $ 2,088,020         $  4,630,619
Net (loss) income            $ (1,933,299)        $(17,731,283)       $ (1,215,059)      $  (357,213)        $    966,815

                                December 31,         December 31,        December 31,        January 31,         January 31,
                                    2000                 1999                1998                1998               1997
                             -------------------- -------------------  ------------------ ------------------- ------------------
FINANCIAL POSITION
Total assets                 $ 18,416,386         $ 28,689,141        $ 49,641,324       $48,015,304         $ 50,492,484
Land and land
  improvements               $  1,244,223         $  2,394,946        $  3,203,853       $ 6,360,771         $  6,948,665
Investments in and
  advances to joint
    ventures                 $ 14,676,838         $ 21,983,937        $ 32,221,489       $29,748,165         $ 25,866,537
Long-term debt,
  including mortgage
    debt                     $ 36,000,000         $ 36,528,961        $ 36,776,659       $37,242,514         $ 36,910,472



         * Fiscal 2000 results are for the year ended December 31, 2000
        ** Fiscal 1999 results are for the year ended December 31, 1999
       *** Fiscal 1998 results are for the eleven months ended December 31, 1998 **** Fiscal 1997 results are for the year ended January 31, 1998
     ***** Fiscal 1996 results are for the year ended January 31, 1997

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

         The following discussion and analysis of Granite Development Partners, L.P. ("Partnership"), should be read in conjunction with the audited financial statements as of December 31, 2000 contained in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Overview

         On December 15, 1998, the Partnership changed its year end from January 31 to December 31. This change in year end was to make consistent the Partnership's tax year with the fiscal year and to make the Partnership's fiscal year end consistent with its two major joint ventures, Eaton Estate Partnership ("Eaton") and Silver Canyon Partnership ("SC Partnership"). The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in SC Partnership. SC Partnership also changed its fiscal year end from January 31 to December 31 concurrently with the Partnership. The Partnership's results of operations for the years ended December 31, 2000 and 1999, and the eleven months ended December 31, 1998 include the financial results, accounted for on the equity basis, of Eaton for the years ended December 31, 2000, 1999, and 1998, respectively, and SC Partnership for the years ended December 31, 2000, December 31, 1999, the eleven months ended December 31, 1998, respectively. The financial results of Eaton reflects twelve months of operations for all periods presented.

         For the fiscal years ended December 31, 2000 and December 31, 1999, the Partnership reported net losses of $1,933,299 and $17,731,283 respectively. The decrease in net loss is primarily the result of the following: a net loss from joint ventures of $9,670,001 for the year ended December 31, 1999 versus $908,158 for the year ended December 31, 2000; the forgiveness of $3,800,771 of previously recognized interest income from SC Partnership during 1999; the forgiveness of $1,455,981 of previously recognized commission income from SC Partnership during 1999; and the forgiveness of $220,000 of administrative fee income from SC Partnership during 1999. The forgiveness of previously recognized interest and fees is the result of an agreement ("Agreement") between American Nevada Seven Hills Limited Partnership ("ANC") and the Partnership, the partners in SC Partnership, which modified certain terms of the Silver Canyon Partnership Agreement. This Agreement is described further in subsequent paragraphs.

Seven Hills - Gross Margins Through September 30, 2000
         The loss from joint ventures for the year ended December 31, 1999 resulted primarily from SC Partnership's recording zero gross margins on its Seven Hills project in Henderson, Nevada. The zero gross margins were the result of an extensive review of project costs performed in 1999, which revealed an increase in the scope of landscape and greenbelt improvements for the balance of the project as well as increases in parcel development costs in excess of budget. As a result, estimated costs to complete the project were revised. During the third quarter of 2000, the Partnership identified potential improvements in the estimated cost to complete the Seven Hills project. However, the management of the Partnership believed that it was premature to recognize gross margins for the project as of the third quarter of 2000 primarily because of the speculative nature of future land sales. A significant portion of the remaining land sales in Seven Hills consists of estate lots, which are higher priced lots sold to high net worth individuals as opposed to lower priced lots sold in bulk to production home builders. Uncertainties in current and future economic conditions and the large number of estate lots yet to be sold make it very difficult to estimate accurate future sales prices and gross margins. As a result, no gross margins were recorded on sales in the first three quarters of 2000.

         The zero margins reported by the Partnership specifically related to speculation in high-end estate lot pricing and contingent project costs. A lowest-probable pricing scenario through the third quarter of 2000, showed that remaining sales would be sufficient only to recover remaining development costs, resulting in zero gross margins. A lowest-probable pricing scenario was used because of unknown future economic conditions, and how they could affect the pricing of remaining lots. The 2000 business plan was also adjusted to include certain contingent costs not included in the plan.

Seven Hills - Gross Margins Fourth Quarter 2000 and Future
         The 2001 Seven Hills business plan was approved by the partners on January 25, 2001. That plan shows remaining sales to be sufficient to recover estimated costs to complete, resulting in an overall gross margin. However, the 2001 business plan continues to be based on speculation of sales prices, particularly for high priced estate lots. In addition, the 2001 business plan does not include estimates for certain contingent project costs. As a result, Partnership management adjusted the 2001 business plan to remove some of the speculation of higher priced estate lot pricing. The plan was also adjusted by management to include certain of the contingent project cost items that are reasonable to estimate and are reasonably probable to incur.

         During the fourth quarter of 2000 and up to March 19, 2001, a significant amount of speculation was eliminated relating to the pricing of estate lots. Strong sales of high-end estate lots at prices higher than those used in the preliminary business plan reduced the need to use a lowest-probable pricing scenario for estate lots. As a result, revised estimates were incorporated by management for pricing and potential future cost. This results in the Partnership reporting gross margin beginning with sales in the fourth quarter of 2000. During the fourth quarter of 2000, $2,234,505 of gross margin was reported.

         SC Partnership and the Partnership management will continue to monitor all trends, results and uncertainties very closely. Gross margin reported will continue to be adjusted based on continued review of the business plan, and the effect that trends, actual results, and potential uncertainties have on the business plan.

Silver Canyon Partnership - Agreement (1999)
         As a result of the excess budgeted costs identified in 1999, ANC, the partner in SC Partnership responsible for the on-site improvements in the Seven Hills project, and the Partnership entered into the Agreement which modified certain terms of the Silver Canyon Partnership Agreement. The intent of the Agreement is to result in a more equitable sharing of excess costs by ANC and the Partnership to minimize the impact of the identified costs in excess of budget to complete the Seven Hills project and to preserve cash flow available to meet the Partnership's obligations.

         The Agreement's impact on the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC will assign all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the SC Partnership. Amounts previously paid will be deemed return of capital.

2. ANC funded one-half of the settlement amounts for the two lawsuits settled in 1999 and 2000.

3. The Partnership funded the remaining settlement liability for the lawsuits but will receive a priority distribution to cover such capital contribution.

4. After the priority distribution in #3, ANC and the Partnership will receive distributions pari passu until such time that ANC has recovered its entire cash investment except for $750,000.

5. Thereafter, the Partnership will receive all distributions until it has recovered its entire capital account. To the extent the Partnership does not recover its entire capital account, ANC will negotiate in good faith as to whether ANC should fund one-half of any additional lawsuits funded by the Partnership.

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
                                                      ===========

         The following table summarizes the impact of the Agreement to the SC Partnership Agreement as it relates directly to the Partnership as of December 31, 1999:

        Land inventory adjustment at ownership        $ 4,263,313
        Fees and commissions adjustment at ownership    1,675,982
                                                      -----------
          Subtotal                                    $ 5,939,295

        Forgiveness of capitalized income recognized   (3,800,771)
        Forgiveness of commission income               (1,455,981)
        Forgiveness of administration fee income       (  220,000)
                                                      -----------
          Subtotal                                    $(5,476,752)
                                                      -----------
          Total                                       $   462,543
                                                      ===========

         The general partner of the Partnership is FC-Granite, Inc., an Ohio corporation ("FC-Granite"). FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"). As a result of the Partnership excess costs and their impact on the Partnership, FC-Granite and Sunrise have forgiven certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses:

       Administrative fees to FC-Granite              $    77,123
       Real estate commissions to FC-Granite               59,295
       Development fees to Sunrise                         67,765
       Interest to Sunrise                                 84,476
                                                       -----------
                                                      $   288,659
                                                       ===========

Comparisons - Results of Operations
         Sales of developed property for the year ended December 31, 2000 totaled $7,617,600 versus $4,709,680 for the year ended December 31, 1999. The following significant sales occurred in fiscal 2000: 1) 41 lots in the Thornbury development for $4,671,100; 2) 45 lots in the Fairfax development for $1,973,000 and 4.8 acres in Day Drive for $690,000. The increase in sales for fiscal 2000 versus fiscal 1999 is a result of a increase in the amount of developed land in the Thornbury and Fairfax developments available for resale.

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

         As of March 19, 2001 the following lots were under contract: 6 lots in the Fairfax Meadows subdivision in Medina, Ohio for $262,000; and 1 lot in the Solon Estates (Thornbury) subdivision in Solon, Ohio for $147,250.

         Interest income totaled $86,631 for the year ended December 31, 2000 versus $954,398 for the year ended December 31, 1999. Interest income is comprised of interest earned on notes receivable from the sales of developed property, from funds advanced to the joint ventures and from the investment of proceeds from sales in short-term commercial paper. The decrease in interest income in fiscal 2000 is mainly due to the decrease in the recognition of deferred interest income, $772,027 for the year ended December 31, 1999, related to SC Partnership sales, as previously discussed.

         Interest income totaled $954,398 for the year ended December 31, 1999 versus $1,452,474 for the eleven months ended December 31, 1998. Interest income earned on funds advanced to the SC Partnership was being deferred and recognized as sales occurred. The decrease in interest income in fiscal 1999 was mainly due to the decrease in the recognition of deferred interest income, $1,508,044 for the year ended December 31, 1998, related to SC Partnership sales. As a result of the Agreement, interest of $3,800,771 earned in 1999 and in previous years was reapplied as repayment of partner loans and capital. Interest income earned on funds advanced to the SC Partnership that was previously deferred was reversed in the year ending December 31, 1999.

         Commission income of $189,448 and $504,182 was recorded for the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. Commission income earned during 1999 and in prior years from the SC Partnership, in the amount of $1,455,981, was forgiven in 1999 and reapplied as repayment of partner loans and capital. There was no commission income recorded for the year ended December 31, 2000.

         Other income totaled $2,205 for the year ended December 31, 2000 versus $110,187 for the year ended December 31, 1999 and $359,984 for the eleven months ended December 31, 1998. Other income is mainly comprised of deferred development fees and management fees related to the SC Partnership. Development fee income earned during fiscal 1999 and in prior years in the amount of $220,000 was reapplied as repayment of partners loans and capital. The decrease in other income in fiscal 2000 is mainly due to the decrease in the recognition of deferred development and management fees related to the SC Partnership.

         Interest, commission, and development fee income in the amounts of $3,800,771, $1,455,981, and $220,000, respectively, recorded through the statement of operations in fiscal year 1999 and prior years, was forgiven during the year ended December 31, 1999. The total amount of $5,476,752 was recorded as a loss from joint venture agreement in the statement of operations.

         Interest expense totaled $4,090,708 for the year ended December 31, 2000 versus $4,470,896 for the year ended December 31, 1999. Interest expense is mainly comprised of interest accrued for senior notes, operating loans and mortgage notes payable. Interest expense for operating loans was $354,359 for the year ended December 31, 2000 versus $503,287 for the year ended December 31, 1999.

         Interest expense totaled $4,470,896 for the year ended December 31, 1999 versus $3,953,210 for the eleven months ended December 31, 1998. Interest expense for the senior notes was $3,952,950 for the year ended December 31, 1999 versus $3,617,220 for the eleven months ended December 31, 1998.

         Partner fees totaled $143,154 and $1,057,112 for the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. Partner fees are comprised of administrative fees, development fees and commissions. There were no partner fees recorded for the year ended December 31, 2000.

         As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the administrative fee arrangement. The administrative fee will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $77,123 as of June 30, 1999 was deemed paid by the reapplication of a portion of the previously paid special units interest. Originally, FC-Granite was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $79,126 and $179,744, respectively. Administrative fees payable as of December 31, 1998 were $196,494. The Partnership paid administrative fees of $198,497 during the year ended December 31, 1999.

         As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise modified the development fee arrangement. The development fee will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $67,765 as of June 30, 1999 was deemed paid by the reapplication of a portion of the paid special units interest. Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership's properties. Total development fees accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $34,148 and $467,929, respectively. Development fees payable as of December 31, 1998 were $569,473. The Partnership paid development fees of $535,856 during the year ended December 31, 1999.

         As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the real estate commissions arrangement. The real estate commissions will not be earned and accrued beyond June 30, 1999 and the unpaid accrued amount of $59,295 as of June 30, 1999 was deemed paid by the reapplication of a portion of the paid special units interest. Total real estate commissions accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $29,880 and $409,439, respectively. Commissions payable as of December 31, 1998 were $498,289. The Partnership paid commissions of $468,874 for the first six months of 1999 prior to the modification of the real estate commission arrangement.

         During the year ended December 31, 2000, the Partnership repaid Sunrise $3,549,400 of funds loaned for expenditures at the Seven Hills project as of December 31, 1999 and subsequently borrowed additional funds totaling $1,949,400 which were repaid during the year ended December 31, 2000. During the same period, the Partnership repaid Eaton $3,514,286 of funds loaned for additional development expenditures as of December 31, 1999. The Partnership also repaid mortgage notes payable of $528,961 relating to funds loaned for expenditures at the Solon Estates (Thornbury) development as of December 31, 1999 and subsequently borrowed additional funds totaling $1,993,081 which were also repaid during the year ended December 31, 2000.

         Operating and other expenses totaled $287,032 for the year ended December 31, 2000 versus $344,635 for the year ended December 31, 1999. Operating and other expenses are mainly comprised of legal fees, title fees and escrow fees. During the year ended December 31, 1999, legal settlement costs of $100,000 were recorded for the claims related to the 194th Street property in Miami Beach, Florida. During the year ended December 31, 2000 an additional $12,500 in costs were recorded. Title and escrow fees increased from $43,259 for the year ended December 31, 1999 to $63,431 for the year ended December 31, 2000.

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

         Loss from joint ventures was $908,158 for the year ended December 31, 2000 versus $9,670,001 for the year ended December 31, 1999 and $46,957 for the eleven months ended December 31, 1998. Income from joint ventures consists of income from SC Partnership and Eaton, both being recorded by the Partnership under the equity method. The increase in joint venture loss in fiscal 1999 as compared to 1998, is mostly due to increases in project costs as previously discussed, and therefore, cost of sales for the SC Partnership.

         Eaton reported no sales for the year ended December 31, 2000 and, $1,560,000 and $8,429,232 for the years ended December 31, 1999 and December 31, 1998, respectively. Five unimproved lots remain.

         The SC Partnership reported sales of $34,038,534 for the year ended December 31, 2000, versus sales of $29,431,179 for the year ended December 31, 1999 and sales of $31,791,859, for the eleven months ended December 31, 1998. The level of sales activity is expected to remain strong in fiscal 2001.

         As of March 19, 2001, at the Seven Hills development in Henderson, Nevada, 48 lots totaling $7,769,710 have sold. Also in Seven Hills, 91 lots were under contract for $6,021,252.

FINANCIAL CONDITION AND LIQUIDITY

Outlook
         Management believes that the Partnership has the wherewithal to service and retire the unsecured senior notes payable ("Senior Notes"). The primary sources of cash that will be used to pay the Senior Notes' interest and principal, will be from land sales at Seven Hills, Solon Estates (Thornbury) and Fairfax Meadows projects. These projects represent substantially the remainder of the Partnership assets as of December 31, 2000. There is no certainty that the results of any of these business plans will be achieved. (See Information Related to Forward Looking Statements.)

     The following inventory remained at Seven Hills as of December 31, 2000:
         -       12.1 commercial acres
         -       126 residential "production" lots
         -       123 residential "estate" or custom lots

         The Partnership has not sold commercial property at Seven Hills to date. Commercial property in the area has sold in the $100,000 to $150,000 per acre range.

         The historical sales prices for production lots have ranged from $20,000 to $78,000 through December 31, 2000. All 126 of the remaining production lots are under contract as of December 31, 2000. There is no assurance that these contracts will close. The historical average sales price for production lots has increased from approximately $27,000 in 1996 to approximately $53,000 in 2000.

         The historical average sales price for estate lots through December 31, 2000 is approximately $259,000. In January 2001, Seven Hills released for sale the most desirable lots. As a result, the average sales price for all estate lots through March 19, 2001 increased to $270,000 based upon actual closings. The updated average sales price through March 19, 2001 in the most desirable estate lot parcel is $580,000. Based on this recent sales activity, management believes a reasonable average sales price for future estate lots is $350,000. There is no assurance that these average prices can be maintained.

         Management estimates that approximately $30,800,000 in costs remains to be spent to complete the Seven Hills project.

         The remaining inventory at Solon Estates (Thornbury) is 112 lots. The average price of lots sold through December 31, 2000 in this project is $128,000. There are also 22 cluster units available. Through December 31, 2000, 16 cluster units have sold for an average of $92,000. Approximately $6,000,000 in costs remains to be spent to complete the Thornbury project.

         The remaining inventory at Fairfax Meadows is 28 lots. The average price of lots sold through December 31, 2000 in this project is $50,000. Project construction is substantially complete.

         The projected available cash flow, based on these business plans, along with currently available cash, appears to be sufficient to repay the Senior Notes, including interest. However, based on current estimates, there will not be sufficient cash flow to retire the Partner's special units of $9,000,000, provide any return on the special units or make any payments to the Partnership's limited partners. Based on the terms of the Partnership agreement, additional cash flow, if any, would be used first to pay returns on the Partner's special units, second to retire the Partners' special units, and third distributed to the limited partners.

Cash Flows
         The net cash used in operating activities was $980,994 for the year ended December 31, 2000 versus $1,991,837 for the year ended December 31, 1999. The decrease in net cash used in operating activities is primarily the result of a decrease in net operating loss of $1,019,324 for the year ended December 31, 2000 versus $2,584,530 for the year ended December 31, 1999, and an increase in interest receivable of $29,984 for the year ended December 31, 2000 versus a decrease in interest receivable of $1,812,791 for the year ended December 31, 1999. These decreases in net cash used in operating activities were partially offset by an increase in mortgage notes receivable of $377,695 for the year ended December 31, 2000 versus a decrease of $1,987,574 for the year ended December 31, 1999.

         The net cash used in operating activities was $1,991,837 for the year ended December 31, 1999 versus cash provided of $2,032,572 for the eleven months ended December 31, 1998. The increase in net cash used in operating activities is primarily the result of a decrease in operating results of $2,584,530 for the year ended December 31, 1999, versus $714,507 for the eleven months ended December 31, 1998, a decrease in land and land improvements of $165,384 for the year ended December 31, 1999 versus a decrease of $3,556,351 for the year ended December 31, 1998 and no change in restricted cash equivalents for the year ended December 31, 1999 versus a decrease of $481,287 for the eleven months ended December 31, 1998. These decreases were partially offset by a decrease of $1,987,574 for the year ended December 31, 1999 versus a decrease of $194,221 for the year ended December 31, 1998.

         Net cash provided by investing activities was $6,398,941 for the year ended December 31, 2000 versus net cash used in investing activities of $888,430 for the year ended December 31, 1999. The increase in funds provided was mainly the result of a decrease in investments in and advances to joint ventures from $4,880,809 for the year ended December 31, 2000 versus an increase in investment in and advances to joint venture of $1,424,144 for the year ended December 31, 1999. The decrease in investments in and advances to joint ventures for the year ended December 31, 2000 consists primarily of loan repayments and excess cash distributions from SC Partnership sales of $5,658,370 partially offset by capital call payments to the SC Partnership of $580,000.

         Net cash used in investing activities was $888,430 for the year ended December 31, 1999 versus $2,520,281 for the eleven months ended December 31, 1998. The decrease in funds used was mainly the result of a decrease in investments in and advances to joint ventures from $3,270,281 for the eleven months ended December 31, 1998 to $1,424,144 for the year ended December 31, 1999. The decrease in investments in and advances to joint ventures relates primarily to a decrease in capital calls of $1,670,280.

         Net cash used in financing activities for the year ended December 31, 2000, was $7,629,009 versus net cash provided by financing activities of $4,668,805 for the year ended December 31, 1999. During the year ended December 31, 2000, the Partnership repaid Sunrise $3,549,400 of funds loaned for expenditures at the Seven Hills project as of December 31, 1999 and subsequently borrowed additional funds totaling $1,949,400 which were repaid during the year ended December 31, 2000. During the same period, the Partnership repaid Eaton $3,514,286 of funds loaned for additional development expenditures as of December 31, 1999. The Partnership also repaid mortgage notes payable of $528,961 relating to expenditures at the Solon Estates (Thornbury) development as of December 31, 1999 and subsequently borrowed additional funds totaling $1,993,081 which were repaid during the year ended December 31, 2000.

         Net cash provided by financing activities for the year ended December 31, 1999, was $4,668,805 versus $1,694,158 for the eleven months ended December 31, 1998. The net cash provided during the year ended December 31, 1999 was mainly attributable to funds loaned from Eaton of $5,281,792 to repay the December 31, 1998 loan to Sunrise of $2,395,951 and to fund development expenditures. Subsequently, the Partnership borrowed additional funds from Sunrise of $5,748,800 to repay Eaton $2,646,004 and to pay interest on partners' special units of $1,072,170.

Litigation
         The Partnership is not involved in any litigation claims related to its operations. The Partnership and several affiliates were defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff was a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. This lawsuit was settled in January, 2001.

         In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. As previously reported, lawsuits were filed by homebuilding companies relating to the right to play on the golf course. All of these lawsuits have been settled in 1999 and 2000.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         Management has and will continue to manage interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt to ensure that variable rate exposure is kept at an acceptable level. At December 31, 2000, there is no variable rate debt outstanding. At December 31, 1999, the Partnership had $528,961 of variable rate debt.

         The tables below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligation's the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                      -----------------------------------------------------------------------------------------
AT DECEMBER 31, 2000                                  EXPECTED MATURITY DATE                                     Fair Market
                                      -------------------------------------------------------  --------------   ---------------
                                                       2001         2002           2003            Total            Value
                                                    -----------   ----------   --------------  --------------   ---------------
FIXED:
------
Senior notes                                          $     -      $     -       $36,000,000     $36,000,000       $36,000,000
Weighted average interest rate                          10.83%       10.83%           10.83%          10.83%
                                                                                                                             -
                                                    -----------   ----------   --------------  --------------   ---------------
                                                      $     -      $     -       $36,000,000     $36,000,000       $36,000,000
                                                    ===========   ==========   ==============  ==============   ===============


                                      ----------------------------------------------------------------------------------------
AT DECEMBER 31, 1999                                 EXPECTED MATURITY DATE                                     Fair Market
                                      ------------------------------------------------------  ---------------  ---------------
                                         2000          2001         2002          2003            Total            Value
                                      -----------   -----------   ----------  --------------  ---------------  ---------------
FIXED:
-----
Senior notes                            $      -      $     -      $     -     $36,000,000      $36,000,000      $36,000,000
Weighted average interest rate            10.83%        10.83%       10.83%          10.83%           10.83%                -
                                      -----------   -----------   ----------  --------------  ---------------  ---------------
                                        $      -      $     -      $     -     $36,000,000      $36,000,000      $36,000,000

VARIABLE:
--------
Variable rate  mortgage debt            $528,961      $     -      $     -     $        -       $  528,961       $   528,961
                                           9.00%                                                       9.00%            9.00%
                                      -----------   -----------   ----------  --------------  ---------------  ---------------
Total variable  rate debt               $528,961      $     -      $     -     $        -       $  528,961       $   528,961
                                      -----------   -----------   ----------  --------------  ---------------  ---------------
                                        $528,961      $     -      $     -     $36,000,000      $36,528,961      $36,528,961
                                      ===========   ===========   ==========  ==============  ===============  ===============

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Granite Development Partners, L.P.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of Granite Development Partners, L.P. (A Delaware Limited Partnership) ("Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(3) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP






Cleveland, Ohio
March 9, 2001

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS


                                                                    December 31,         December 31,
                                                                        2000                 1999
                                                                  ------------------   ------------------
ASSETS
------

LAND                                                              $         575,032    $       1,138,136
LAND IMPROVEMENTS                                                           669,191            1,256,810
                                                                  ------------------   ------------------
                                                                          1,244,223            2,394,946

MORTGAGE NOTES RECEIVABLE                                                 1,345,465              967,770

INVESTMENTS IN AND ADVANCES TO
   JOINT VENTURES                                                        14,676,838           21,983,937

OTHER ASSETS

  Mortgage procurement costs, net of accumulated
    amortization of $5,817 and $0 in 2000 and
    1999, respectively                                                       30,545                    -

  Cash                                                                    1,008,083            3,219,145

  Interest receivable                                                        67,155               97,139

  Other                                                                      44,077               26,204
                                                                  ------------------   ------------------
                                                                          1,149,860            3,342,488
                                                                  ------------------   ------------------

                                                                  $      18,416,386    $      28,689,141
                                                                  ==================   ==================


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                           BALANCE SHEETS (continued)


                                                               December 31,          December 31,
                                                                   2000                  1999
                                                             ------------------    ------------------
LIABILITIES
& PARTNERS' DEFICIT
-------------------

SENIOR NOTES PAYABLE                                         $    36,000,000         $ 36,000,000
MORTGAGE NOTES PAYABLE                                                     -              528,961
LOANS PAYABLE
  Sunrise Land Company                                                     -            3,549,400
  Eaton Estate Partnership                                                 -            3,514,286
                                                             ------------------    ------------------
                                                                           -            7,063,686

OTHER LIABILITIES
   Accounts payable                                                  242,978              319,282
   Accrued interest                                                  498,180            1,152,423
   Accrued real estate taxes and other                                52,057               68,319
                                                             ------------------    ------------------
                                                                     793,215            1,540,024

PARTNERS'  DEFICIT

Partner's special units                                            9,000,000            9,000,000
Partners' deficit                                                (27,376,829)         (25,443,530)
                                                             ------------------    ------------------
                                                                 (18,376,829)         (16,443,530)
                                                             ------------------    ------------------

                                                             $    18,416,386         $ 28,689,141
                                                             ==================    ==================



See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                                  For the year          For the year        For the eleven
                                                     ended                 ended             months ended
                                                  December 31,          December 31,         December 31,
                                                      2000                  1999                 1998
                                                -----------------    -------------------   ------------------
REVENUES
Sales of developed property                          $ 7,617,600     $       4,709,680          $  8,417,447
Cost of sales                                         (4,252,912)           (3,526,414)           (5,938,434)
                                                -----------------    -------------------   ------------------
                                                       3,364,688             1,183,266             2,479,013

Interest                                                  86,631               954,398             1,452,474
Commission                                                     -               189,448               504,182
Other                                                      2,205               110,187               359,984
                                                -----------------    -------------------   ------------------
                                                       3,453,524             2,437,299             4,795,653
                                                -----------------    -------------------   ------------------

EXPENSES
Interest                                               4,090,708             4,470,896             3,953,210
Fees, partners                                                 -               143,154             1,057,112
Real estate taxes                                         95,108                63,144                73,012
Operating and other                                      287,032               344,635               426,826
Amortization                                               5,817                     -               453,595
                                                -----------------    -------------------   ------------------
                                                       4,478,665             5,021,829             5,963,755
                                                -----------------    -------------------   ------------------
                                                      (1,025,141)           (2,584,530)           (1,168,102)

Loss from joint venture agreement                             -             (5,476,752)                    -
Loss from joint ventures                               ( 908,158)          ( 9,670,001)              (46,957)
                                                -----------------    -------------------   ------------------

NET LOSS                                            $ (1,933,299)    $     (17,731,283)    $      (1,215,059)
                                                =================    ===================   ==================



See notes to financial statements.

                         GRANITE DEVELOPMENT PARTNERS, L.P.
                         (A Delaware Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                       FC-Granite             Limited
                                                          Inc.               Partners               Total
                                                   -------------------    ----------------    ------------------

Balance at January 31, 1998                        $     (11,560,653)     $    3,732,051     $    (7,828,602)

Net loss for the eleven months                              (303,765)           (911,294)         (1,215,059)
                                                   -----------------      ---------------     ---------------

Balance at December 31, 1998                             (11,864,418)          2,820,757          (9,043,661)

Cancellation of interest on special units                  1,331,414                  -            1,331,414

Net loss                                                 (14,910,526)         (2,820,757)        (17,731,283)
                                                   -----------------      ---------------     ---------------

Balance at December 31, 1999                             (25,443,530)                 -          (25,443,530)

Net loss                                                  (1,933,299)                 -           (1,933,299)
                                                   -----------------      ---------------     ---------------

Balance at December 31, 2000                       $     (27,376,829)     $           -       $  (27,376,829)
                                                   =================     ================     ===============




See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                                              For the year      For the year   For the 11 months
                                                                ended             ended             ended
                                                               December 31,     December 31,     December 31,
                                                                 2000               1999              1998
                                                              -------------     ------------   -----------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                    $ (1,933,299)     $(17,731,283)     $ (1,215,059)
  Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Forgiveness of capitalized income recognized-
       Silver Canyon Partnership                                         -         3,800,771                 -
    Forgiveness of commission income-
       Silver Canyon Partnership                                         -         1,455,981                 -
    Forgiveness of administration fee income-
       Silver Canyon Partnership                                         -           220,000                 -
    Amortization                                                     5,817                 -           453,595
    Loss from joint ventures
                                                                   908,158         9,670,001            46,957
Changes in operating assets and liabilities:
  Decrease in land and land improvements                         1,061,919           165,384         3,556,351
  Decrease in restricted cash equivalents                                -                 -           481,287
  (Increase ) decrease in mortgage notes receivable               (377,695)        1,987,574           194,221
  Decrease (increase) in interest receivable                        29,984        (1,812,791)       (2,232,269)
  (Increase) decrease in other assets                              (17,873)                -            55,000
  Increase in administrative fee receivable                              -           (45,000)          (55,000)
  Increase  in accounts payable                                     12,500                 -           100,000
  (Decrease) increase in accrued fees, partners                          -        (1,060,073)        1,057,112
  (Decrease) increase in accrued interest                         (654,243)          228,366           (51,788)
  Decrease in accrued real estate taxes and other                  (16,262)          (35,917)         (859,444)
  Increase in deferred income                                            -         1,165,150           501,609
                                                              ------------      ------------      ------------

  Net cash (used in) provided by operating activities             (980,994)       (1,991,837)        2,032,572
                                                              ------------      ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES

  Distribution from joint ventures                               1,518,132           535,714           750,000
  Investments in and advances to joint ventures                  4,880,809        (1,424,144)       (3,270,281)
                                                              ------------      ------------      ------------

  Net cash provided by (used in) investing activities            6,398,941          (888,430)       (2,520,281)
                                                              ------------      ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from loan payable - Sunrise Land Company              1,949,400         5,748,800         2,395,951
  Repayment of loan payable - Sunrise Land Company              (5,498,800)       (2,395,951)                -
  Proceeds from loan payable - Eaton Estate Partnership                  -         5,281,792         2,580,890
  Repayment of loan payable - Eaton Estate Partnership          (3,514,286)       (2,646,004)       (2,816,828)
  Proceeds from loans payable - National City Bank               1,993,081                 -                 -
  Repayment of loans payable - National City Bank               (2,522,042)         (247,662)         (465,855)
  Distribution of interest on special units                              -        (1,072,170)                -
  Payment of mortgage procurement costs                            (36,362)                -                 -
                                                              ------------      ------------      ------------

  Net cash (used in) provided by financing activities           (7,629,009)        4,668,805         1,694,158
                                                              ------------      ------------      ------------
(DECREASE) INCREASE  IN CASH                                    (2,211,062)        1,788,538         1,206,449
CASH AT BEGINNING OF THE PERIOD                                  3,219,145         1,430,607           224,158
                                                              ------------      ------------      ------------
CASH AT END OF THE PERIOD                                     $  1,008,083      $  3,219,145      $  1,430,607
                                                              ============      ============      ============

See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                      STATEMENTS OF CASH FLOWS (continued)


                                                              For the year           For the year       For the 11 months
                                                                  ended                  ended                ended
                                                              December 31,           December 31,          December 31,
                                                                  2000                   1999                  1998
                                                           --------------------   -------------------- ---------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
  Operating Expenses
    Land improvement cost included in accounts payable       $   (88,804)           $    (643,523)         $  399,432
    Write off of deferred income                             $         -            $  (7,544,412)         $        -
    Write off of interest receivable                         $         -            $  11,345,183          $        -

  Financing Activities
     Cancellation of interest on special units
        applied to loan payable-Sunrise Land Company         $         -            $  (2,199,400)         $        -
     Cancellation of interest on special units
       applied to Accrued Partners Fees                      $         -            $    (204,184)         $        -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
         Interest                                            $ 4,744,951            $   4,242,530          $4,004,998



See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE A  - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization
Granite Development Partners, L.P., a Delaware Limited Partnership ("Partnership"), was formed on November 15, 1993 to acquire, develop, market and sell partnership properties, located principally in Ohio and Nevada, including acting as a joint venture partner with respect to certain properties. The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in Silver Canyon Partnership ("SC Partnership"). The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets. Effective December 16, 1998, the Partnership changed its fiscal year end from January 31 to December 31.

The results of operations discussed below reflect the change in the Partnership year end from January 31 to December 31. This change in year end was to make consistent the Partnership's tax year with the fiscal year and to make the Partnership's fiscal year end consistent with its two major joint ventures, Eaton Estate Partnership ("Eaton") and SC Partnership which owns the Seven Hills project. SC Partnership also changed it's fiscal year end from January 31 to December 31 concurrently with the Partnership. The Partnership's results of operations for the years ended December 31, 2000, December 31, 1999, and for the eleven months ended December 31, 1998, include the financial results, accounted for on the equity basis, of Eaton for the fiscal years ended December 31, 2000, 1999 and 1998 respectively, and SC Partnership for the years ended December 31, 2000, December 31, 1999, and the eleven months ended December 31, 1998. Eaton reflects twelve months of operations, which is consistent with prior periods presented.

The sole general partner of the Partnership is FC-Granite, Inc., an Ohio corporation ("FC-Granite"). FC-Granite made an initial capital contribution to the Partnership of $300. FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"). Sunrise made an initial capital contribution of $100 and acted as the original limited partner until the outstanding warrants to acquire limited partnership interests were exercised on December 3, 1996. When the first warrant was exercised, Sunrise withdrew as the original limited partner. As a result, FC-Granite owns a 25% general partner interest and the limited partners own a 75% interest in the Partnership.

On December 3, 1996, FC-Granite exercised 9,000 warrants to purchase limited partnership units, representing a 25% ownership of the limited partnership units. On December 29, 2000, FC-Granite purchased 11,250 additional limited partnership units representing 31.25% ownership of the limited partnership units. As of December 31, 2000, FC-Granite owns 56.25% of the limited partnership units. Combined with its general partnership units, FC-Granite owns 67.19% of the Partnership.

At Partnership formation, FC-Granite contributed properties with assigned values of $7,234,482 and $2,765,518 of cash related to properties originally intended to be contributed by FC-Granite but were sold prior to the formation of the Partnership in exchange for $10,000,000 special units valued at $1,111.11 per special unit. The historical cost basis of the contributed properties was $4,097,400. Until the senior notes payable are paid in full, $9,000,000 of the special units bear interest at 10.83% and will be paid pari-passu with interest on the senior notes payable and have accordingly been treated as partners' special units and the remaining $1,000,000 was reflected as

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
         (continued)

a capital contribution. The difference of $3,137,082 between the partners' special units of $10,000,000 and the historical cost basis of the contributed properties of $4,097,400 and contributed cash of $2,765,518 was reflected as a reduction of partners' equity for FC-Granite. The properties are presented at their historical cost basis because of the affiliated ownership and common management of Sunrise, FC-Granite, and the Partnership.

Sunrise withdrew from the Partnership upon the exercising of the warrants in fiscal 1996. With this change in the Partnership structure, all profits will be allocated to FC-Granite, the general partner, until all prior year losses initially allocated to FC-Granite are recovered. As of December 31, 2000, $3,958,389 in losses allocated to FC-Granite under the old Partnership's structure have not been recovered. Once FC-Granite recoups the full allocation of losses from prior years as noted above, profits and losses of the Partnership will be allocated in accordance with the Partnership agreement.

Once the senior notes payable and partner's special units have been paid in full and the capital accounts of the general and limited partners have been repaid, FC-Granite will receive distributions of 25% of available cash, as defined. No amounts are due under the terms of this participation.

Silver Canyon Partnership - Agreement
During the second quarter of 1999, American Nevada Seven Hills Limited Partnership ("ANC"), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. Certain of these costs became known to ANC operating personnel during the fourth quarter of 1998. Further information became known during the second quarter of 1999.

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

2. ANC funded one-half of the settlement amounts for the two lawsuits settled in 1999 and 2000 (See Note I).

3. The Partnership funded the remaining settlement liability for the lawsuits (See Note I) but will receive a priority distribution to cover such capital contribution.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
         (continued)

4. After the priority distribution in #3, ANC and the Partnership will receive distributions pari passu until such time that ANC has recovered its entire cash investment except for $750,000.

5. Thereafter, the Partnership will receive all distributions until it has recovered its entire capital account. To the extent the Partnership does not recover its entire capital account, ANC will negotiate in good faith as to whether ANC should fund one-half of any additional lawsuits funded by the Partnership.

6. After the Partnership has recovered its entire capital account, ANC and the Partnership will share all remaining distributions pari passu.

The following table summarizes the favorable impact of the Agreement to SC Partnership as of December 31, 1999:

     Land inventory adjustment                       $  5,054,279
     Fees and commissions adjustment                    6,110,701
                                                     -------------
     Total adjustments                               $ 11,164,980
                                                     =============

The following table summarizes the impact of the Agreement to the Silver Canyon Partnership Agreement as it relates directly to the Partnership as of December 31, 1999:

     Land inventory adjustment at ownership          $  4,263,313
     Fee and commissions adjustment at ownership        1,675,982
                                                    -------------
     Subtotal                                        $  5,939,295

     Forgiveness of capitalized income recognized      (3,800,771)
     Forgiveness of commission income                  (1,455,981)
     Forgiveness of administration fee income            (220,000)
                                                     -------------
     Subtotal                                          (5,476,752)
                                                     -------------
  Total                                                   462,543
                                                     =============

Also, as a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite and Sunrise have forgiven certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses:

     Administrative fees to FC-Granite               $     77,123
     Real estate commissions to FC-Granite                 59,295
     Development fees to Sunrise                           67,765
     Interest to Sunrise                                   84,476
                                                     -------------
                                                     $    288,659
                                                     =============

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Land and Land Improvements
Land and land improvements are recorded at cost. Upon sales, costs are reported in cost of sales using the relative sales value method for the common site costs and the specific identification method for all other costs. Land held for sale is recorded at the lower of carrying amount or fair value less cost to sell (see SC Partnership financial statements).

Land Sales
The Partnership follows the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", for reporting sales of land and land improvements on the full accrual method, as appropriate.

Investments In Joint Ventures
The Partnership has invested in two joint ventures, which are accounted for under the equity method, as the Partnership has the ability to exercise significant influence over but does not have financial or operating control. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), other capital transactions, and cash contributions and distributions.

Mortgage Procurement Costs
Mortgage procurement costs are being amortized over the life of the debt to which the costs relate.

Fair Value of Financial Instruments
The Partnership's financial instruments consists principally of cash, mortgage notes receivable, interest receivable, accounts payable and accrued expenses in which the fair value of these financial instruments approximates the carrying value. The Partnership determined the estimated fair value of its debt by discounting future cash payments at interest rates that the Partnership believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Partnership's total debt.

Business Segment Information
The sole business of the Partnership is to acquire, develop, market and sell Partnership properties. The Partnership evaluates operating results and allocates resources on a property-by-property basis. The Partnership does not distinguish or group its operations on a geographic basis. Accordingly, the Partnership believes it has a single reportable segment for financial reporting purposes. Further, all operations are within the United States. Therefore, no additional disclosure relating to the presentation of business segment information is considered necessary.

Income Taxes
No provision or benefit for income taxes is included in the financial statements. Income taxes, if any, are the responsibility of the individual partners.

New Accounting Standards
In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133- "Accounting for Derivative Instruments and Hedging Activities." This statement requires fair

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Partnership for the year ending December 31, 2001. SFAS No. 137 deferred the effective date from December 31, 2000.

The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial position or cash flows.

Reclassifications
Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

Use of Estimates
The Partnership is required to make estimates and assumptions when preparing its financial statements and accompanying notes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Change in Fiscal Year End
On December 16, 1998, the Partnership changed its fiscal year end. The change was effective with the Partnership's fourth fiscal quarter of 1998 which, under the old fiscal calendar, would have ended on January 31, 1999. Under the new fiscal calendar, the fourth fiscal quarter of 1998 ended on December 31, 1998.

NOTE C - SENIOR NOTES PAYABLE

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

NOTE D - MORTGAGE NOTES PAYABLE

In August 2000, the Partnership obtained a construction loan agreement for the Solon Estates (Thornbury) development. The proceeds were utilized to repay the construction loan that had a $528,961 balance at December 31, 1999 and bore interest at prime (8.5% at December 31, 1999) plus one-half of one percent (1/2%). The loan amount is not to exceed $3,500,000 and has a

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE D - MORTGAGE NOTES PAYABLE  (continued)

maturity date of August 1, 2004. The principal outstanding bears interest at the prime rate (9.5% at December 31, 2000). There was no outstanding balance under this loan agreement at December 31, 2000.

NOTE E - PARTNER'S SPECIAL UNITS

According to the original Partnership Agreement, until the Senior Notes are paid in full, the $9,000,000 of partner's special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. During 1999, FC-Granite, the holder of the special units, modified the interest arrangement as a result of the SC Partnership excess costs discussed in Note A and their impact on the Partnership. As a result, $1,866,617 in interest has not been accrued from February 1, 1999 through December 31, 2000.

NOTE F - TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

Originally, FC-Granite was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership, equal to one-ninth of 1% of the book value of the Partnership's properties, as defined. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the administrative fee arrangement to eliminate administrative fees beyond June 30, 1999. Therefore, no administrative fees were accrued for the year ended December 31, 2000. Total administrative fees accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $79,126 and $179,744, respectively. Administrative fees payable as of December 31, 1998 were $196,494. The Partnership paid administrative fees of $198,497 during the year ended December 31, 1999.

Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership's properties. As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise modified the development fee arrangement to eliminate development fees beyond June 30, 1999. Therefore, no development fees were earned or accrued for the year ended December 30, 2000. Total development fees accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $34,148 and $467,929, respectively. Development fees payable as of December 31, 1998 were $569,473. The Partnership paid development fees of $535,856 during the year ended December 31, 1999.

Originally, FC-Granite was to be paid a monthly real estate commission equal to 3.5% of gross sales as compensation for its conducting marketing and sales duties and authorization of sales contracts. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the real estate commissions arrangement to eliminate real estate commissions beyond June 30, 1999. Therefore, no real estate commissions were earned or accrued for the year ended December 31, 2000. Total real estate commissions accrued for the six months ended June 30, 1999 and the eleven months ended December 31, 1998 were $29,880 and $409,439,

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE F - TRANSACTIONS WITH AFFILIATES  (continued)

respectively. Commissions payable as of December 31, 1998 were $498,289. The Partnership paid commissions of $468,874 during the year ended December 31, 1999.

Based on the terms of the Agreement, the Partnership's commission equal to 1.67% of SC Partnership's gross sales as compensation for the Partnership's services in conducting marketing and sales duties and authorization of sales contracts was reapplied as payments on the amounts the Partnership loaned SC Partnership (See Note A). There were no commissions earned or accrued for the year ended December 31, 2000. The Partnership earned commissions of $189,448 and $504,182 during the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. The total amount of commissions earned from inception through December 31, 1999 totaling $1,455,981 was reversed through the statement of operations as a loss from joint venture agreement and applied to reduce advances to joint ventures.

Based on the terms of the Agreement, the Partnership's monthly administrative fee in the amount of $5,000 per month was waived. There were no administrative fees earned or accrued for the year ended December 31, 2000. At December 31, 1999, accrued administrative fees totaling $220,000 were reversed through the statement of operations as part of loss from joint venture agreement.

During the year ended December 31, 2000, the Partnership repaid Sunrise $3,549,400 of funds loaned for expenditures at the Seven Hills project as of December 31, 1999 and subsequently borrowed additional funds totaling $1,949,400 which were repaid during the year ended December 31, 2000. During the same period, the Partnership repaid Eaton $3,514,286 of funds loaned for additional development expenditures as of December 31, 1999.

During the year ended December 31, 1999, the Partnership repaid Sunrise $2,395,951 of funds loaned for expenditures at the Seven Hills project as of December 31, 1998 and subsequently borrowed additional funds totaling $5,748,800 of which $2,199,400 was deemed paid by the reapplication of part of the paid special units interest. During the same period, Eaton loaned the Partnership $5,281,828 to fund additional development expenditures. Of this amount, $2,646,004 was repaid in 1999. Funds advanced bear interest at 10%, totaling $484,122 at December 31, 1999. Advances and interest will be repaid when excess funds are available.

NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Silver Canyon Partnership
Through January 30, 1996, the Partnership had a 55% interest in SC Partnership. On January 30, 1996, the Partnership sold 21 2/3% of its Partnership interest in the SC Partnership to ANC. Prior to the sale, the Partnership's investment in SC Partnership at January 31, 1996 and 1995, was $2,147,055 and $1,808,461,
respectively. Subsequent to the sale, the Partnership's investment in SC Partnership at January 31, 1996 was $1,301,245. Pursuant to the Amended and Restated Partnership Agreement, subsequent to the sale the Partnership has a 33 1/3% interest in

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

SC Partnership. The Partnership's investment in SC Partnership at December 31, 2000 and December 31, 1999 was $(7,645,818) and $(6,600,961), respectively.

The Partnership has advances outstanding to the SC Partnership of $21,555,454 and $26,633,823 at December 31, 2000 and 1999, respectively. Pursuant to the Amended and Restated Partnership Agreement for SC Partnership, the Partnership's original obligation to make loans to SC Partnership was capped at $19,443,198. However, the agreement also provides that the Partnership is to loan up to two-thirds of $9,000,000 as funds are required. Based on the Agreement, the above advances to SC Partnership shall not bear interest. As a result, all accrued and unpaid interest has been waived. No interest payments have been made historically. Originally, pursuant to the Amended and Restated Partnership Agreement for SC Partnership, funds advanced to SC Partnership as of January 31, 1996 bore interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at the rate of prime plus 1 3/4 %. Until the Agreement discussed in Note A was executed, interest income was deferred by the Partnership until the interest capitalized by the SC Partnership was recognized as a cost of sale. Interest income recognized for the year ended December 31, 1999 and the eleven month period ended December 31, 1998 was $772,027 and $1,508,044, respectively. As a result of the Agreement, interest of $3,800,771 earned in previous years was reapplied as repayment of partner loans and capital in 1999.

For the year ended December 31, 2000, SC Partnership generated a loss of $1,044,857, 100% of which was recorded by the Partnership pursuant to the terms of the Agreement. For the year ended December 31, 1999, the SC Partnership generated loss of $27,201,519 and other capital transactions of $10,551,111 of which $ 9,899,688 was recorded by the Partnership.

Summarized below is the condensed financial information of the SC Partnership. The results for the year ended December 31, 1999 were affected by three events.

- During the second quarter of 1999, ANC, the partner in charge of on-site improvements of the Seven Hills project, identified cost overruns that required adjustment of the remaining inventory to its realizable value.

-    The Partnership settled certain lawsuits.

- To minimize the impact of these cost overruns, the Agreement forfeits certain previously earned commissions, fees and interest on advances. The effect of the Agreement is documented separately below as other capital transactions.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)


                                                                       For the year
                                                                           ended
                                                                     December 31, 1999
                                                                   -----------------------
    REVENUES
        Operating loss                                                     $ (17,457,081)

    EXPENSES
        Fees, partners                                                            50,000
        Commissions                                                            1,953,057
        Legal, professional and litigation costs                               6,632,876
        Travel and entertainment                                                  49,422
        Operating and other                                                      989,674
        Depreciation and amortization                                             69,409
                                                                    ---------------------
                      Subtotal                                                 9,744,438
                                                                   ----------------------
    NET LOSS                                                               $ (27,201,519)

    OTHER CAPITAL TRANSACTIONS
       RESULTING FROM AGREEMENT

        Land inventory adjustment                                              5,054,279
        Fees and commissions adjustment                                        6,110,701
                                                                   ----------------------
                                                                              11,164,980

        Recharacterization of development fees                                  (613,869)
                                                                   ----------------------
                      Subtotal                                                10,551,111

                                                                   ----------------------
        Net change in SC Partnership capital                               $ (16,650,408)
                                                                   ======================

The Partnership recorded its proportionate share of the net change in the SC Partnership capital after giving effect to the special allocations agreed to in the Agreement for the year ended December 31, 1999 (See Note A).

The 1999 operating loss prior to the Agreement in the amount of $(17,457,081) results from an adjustment of the land inventory to its estimated realizable value. The adjustment in the amount of $17,758,816 was recorded in the second quarter 1999.

As a result of the Agreement, $5,054,279 of the land inventory adjustment recorded in 1999 resulted from the partners of SC Partnership agreeing to reverse interest that the partners had earned and the SC Partnership had capitalized to inventory.

Also as a result of the Agreement, certain fees and commissions previously earned by the partners of SC Partnership and expensed by the SC Partnership were reapplied from partnership expenses to repay certain partner loans and capital. These previously paid items were as follows:


                                                          Fees             Commissions
                                                          ----             -----------

American Nevada Seven Hills Limited Partnership      $       30,000        $  4,224,719
Granite Silver Development Partners, L.P.                   220,000           1,455,982
Silver Canyon Corporation                                   180,000                   -
                                                     --------------        ------------
                                                     $      430,000        $  5,680,701
                                                     ==============        ============

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, SC Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000 revised estimates of sales and costs to complete resulted in an overall gross margin for the project. Based on these revised estimates, a gross margin of $2,234,505 was reported in the fourth quarter 2000 relating to sales activity for that period.

Eaton Estate Partnership
The Partnership has a 30% interest in Eaton. The Partnership's investment in Eaton at December 31, 2000 and December 31, 1999, was $767,202 and $2,148,635,
respectively. For the years ended December 31, 2000 and 1999, Eaton generated income of $455,663 and $765,624, respectively, of which $136,699 and $229,687, respectively, has been recorded by the Partnership under the equity method. Eaton distributed $1,518,132 and $535,714 to the Partnership in 2000 and 1999, respectively.

Combined Joint Venture Financial Information
Summarized below is the combined condensed financial information for the Partnership's joint venture investment in SC Partnership and Eaton:


                                                                            As of December 31,
                                                         -------------------- ---------- ---------------------
                                                                2000                             1999
                                                         --------------------            ---------------------
Balance Sheet
-------------
Assets,  primarily undeveloped land                           $   18,932,939                  $    33,381,429
Liabilities, primarily long-term debt                             28,908,955                       37,572,518
                                                         --------------------            --------------------
Partners' deficit                                                 (9,976,016)                      (4,191,089)
Less:  Outside partners' (deficit) equity                         (3,097,400)                         261,237
                                                         --------------------            --------------------
Investment in Joint Ventures                                  $   (6,878,616)                 $    (4,452,326)
                                                         ====================            =====================

                                                                      For the year ended December 31,
                                                         -------------------- ---------- ---------------------
                                                                2000                             1999
                                                         --------------------            ---------------------
Operating Results
-----------------
Sales from developed property                                 $   34,038,534                  $     30,991,179
Gross margins                                                 $    2,234,505                  $    (17,471,214)
Expenses                                                      $    3,818,562                  $      9,951,084
Net Loss                                                      $     (589,194)                 $    (26,435,895)

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the quarterly results of operations for the years ended December 31, 2000 and 1999:


                                                For the quarter      For the quarter     For the quarter     For the quarter
                                                     ended                ended               ended               ended
                                                  December 31,         September 30,         June 30,            March 31,
                                                      2000                 2000                2000                2000
                                               -------------------  ------------------  ------------------  ------------------

        Sales of developed property            $    5,771,300       $    1,674,300      $            -      $       172,000
        Gross margin                           $    2,797,695       $      487,761      $            -      $        79,232
        Net income (loss)                      $    3,976,696       $   (1,233,282)     $   (2,027,295)     $    (2,649,418)

                                                For the quarter      For the quarter     For the quarter     For the quarter
                                                     ended                ended               ended               ended
                                                  December 31,       September 30,           June 30,            March 31,
                                                      1999                 1999                1999                 1999
                                               -------------------  ------------------  ------------------  ------------------

        Sales of developed property            $    1,096,000       $    2,759,680      $      564,000      $       290,000
        Gross margin                           $      301,528       $      678,670      $      120,471      $        82,597
        Net loss                               $   (3,158,257)      $   (6,943,637)     $   (6,677,345)     $      (952,044)

NOTE I - LITIGATION

The Partnership is not involved in any litigation claims related to its operations. The Partnership and several affiliates were defendants in a proceeding arising out of the October 1996 sale of the 194th Street property located in Miami Beach, Florida. The plaintiff was a third-party broker seeking a commission on the premise that the plaintiff initiated contact between the ultimate buyer and the Partnership. This lawsuit was settled in January, 2001.

In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. As previously reported, lawsuits were filed by homebuilding companies and homeowners relating to the right to play on the golf course. All of the lawsuits have been settled in 1999 and 2000.

Item 8.  Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Silver Canyon Partnership

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(2) on page 47 present fairly, in all material respects, the financial position of Silver Canyon Partnership (A Nevada General Partnership) ("Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)
(3) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP




Cleveland, Ohio
March 9, 2001

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                                 BALANCE SHEETS


                                                                         December 31,         December 31,
                                                                             2000                 1999
                                                                      -------------------   ------------------
ASSETS
------

LAND                                                                        $ 6,081,321           $10,204,635
LAND IMPROVEMENTS                                                                     -             7,220,056
                                                                      -------------------   ------------------
                                                                              6,081,321            17,424,691

RESTRICTED CASH                                                               3,396,696                     -
MORTGAGE NOTES RECEIVABLE                                                             -               525,000

OTHER ASSETS
  Mortgage procurement costs, net of accumulated
    amortization of  $219,145 and $18,496 in 2000 and                            196,478               42,035
    in 1999, respectively
  Fixed assets, net of accumulated depreciation
    of $1,071 and $12,728 in 2000 and in 1999,                                       536                1,607
    respectively
  Cash                                                                         7,196,115            7,505,486
  Accounts receivable - affiliate                                                  8,675            1,000,000
  Accounts receivable                                                             15,000               42,875
  Funds in escrow                                                                 40,914               92,459
                                                                      -------------------   ------------------
                                                                               7,457,718            8,684,462
                                                                      -------------------   ------------------

                                                                            $ 16,935,735         $ 26,634,153
                                                                      ===================   ==================




See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                           BALANCE SHEETS (continued)


                                                                        December 31,           December 31,
                                                                            2000                   1999
                                                                     --------------------   -------------------
LIABILITIES AND
PARTNERS' DEFICIT
-----------------
LOANS PAYABLE
  Ohio Savings Bank                                                     $              -         $   1,987,180
  Granite Silver Development Partners, L.P.                                   21,555,454            26,633,823
  American Nevada Seven Hills Limited Partnership                                      -             1,284,704
  Silver Canyon Corporation                                                      141,326               141,326
                                                                     --------------------   -------------------
                                                                              21,696,780            30,047,033
OTHER LIABILITIES
  Accounts payable, trade                                                      1,636,516             2,288,603
  Accrued interest payable                                                             -                48,012
  Accrued expenses                                                                     -             3,059,000
  Deposits                                                                       595,114             1,575,271
  Costs to complete                                                            4,971,244               400,000
                                                                     --------------------   -------------------
                                                                               7,202,874             7,370,886

PARTNERS' DEFICIT                                                            (11,963,919)          (10,783,766)
                                                                     --------------------   -------------------
                                                                        $     16,935,735          $ 26,634,153
                                                                     ====================   ===================




See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                            STATEMENTS OF OPERATIONS


                                                       For the year          For the year         For the eleven
                                                           ended                ended              months ended
                                                       December 31,          December 31,          December 31,
                                                           2000                  1999                  1998
                                                     ------------------   -------------------   -------------------
REVENUES
  Sales of developed property                        $   34,038,534        $   29,431,179        $   31,791,859
  Cost of sales                                         (31,804,029)          (47,189,995)          (29,847,232)
                                                     ---------------       ---------------       ----------------
                                                          2,234,505           (17,758,816)            1,944,627

  Other                                                     496,415               301,735               (46,778)
                                                     ---------------       ---------------       ----------------
                                                          2,730,920           (17,457,081)            1,897,849
                                                     ---------------       ---------------       ----------------
EXPENSES
  Fees, partners                                                  -                50,000               110,000
  Commissions                                             1,084,758             1,953,057             2,909,047
  Legal and professional                                  1,419,895             6,632,876               410,404
  Travel and entertainment                                   80,596                49,422                36,303
  Operating and other                                       970,312               989,674               455,252
  Depreciation and amortization                             220,216                69,409                91,911
                                                     ---------------       ---------------       ----------------
                                                          3,775,777             9,744,438             4,012,917
                                                     ---------------       ---------------       ----------------

NET LOSS                                             $   (1,044,857)       $  (27,201,519)       $   (2,115,068)

OTHER CAPITAL TRANSACTIONS
  Land inventory adjustment                                       -             5,054,279                     -
  Fees and commissions adjustment                                 -             6,110,701                     -
                                                     ---------------       ---------------       ----------------
                                                                  -            11,164,980                     -
  Recharaterization of development fees                           -              (613,869)                    -
                                                     ---------------       ---------------       ----------------
                     Subtotal                                     -            10,551,111                     -
                                                     ---------------       ---------------       ----------------
  Net change in partnership capital                  $   (1,044,857)       $  (16,650,408)       $   (2,115,068)
                                                     ===============       ===============       ================





See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                    Granite             American
                                                                     Silver              Nevada
                                                 Silver           Development         Seven Hills
                                                 Canyon            Partners,            Limited
                                               Corporation            L.P.            Partnership            Total
                                             ----------------  ------------------- -------------------  -----------------

Balance at January 31, 1998                       $2,508,265           $4,003,748          $1,469,697         $7,981,710

Net loss for the eleven months                     (705,023)            (705,022)           (705,023)        (2,115,068)
                                             ----------------  ------------------- -------------------  -----------------

Balance at December 31, 1998                       1,803,242            3,298,726             764,674          5,866,642

Net loss                                         (1,985,727)         (15,838,982)         (9,376,810)       (27,201,519)

Land inventory adjustment                              2,485            4,263,313             788,481          5,054,279

Fees and commissions adjustment                      180,000            1,675,982           4,254,719          6,110,701

Recharacterization of development
  fees                                                     -                    -           (613,869)          (613,869)
                                             ----------------  ------------------- -------------------  -----------------

Balance at December 31, 1999                               -          (6,600,961)         (4,182,805)       (10,783,766)

Distribution                                               -                    -           (135,296)          (135,296)

Net loss                                                   -          (1,044,857)                   -        (1,044,857)
                                             ----------------  ------------------- -------------------  -----------------

Balance at December 31, 2000                         $     -        $ (7,645,818)       $ (4,318,101)      $(11,963,919)
                                             ================  =================== ===================  =================





See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                            STATEMENTS OF CASH FLOWS


                                                                             For the year       For the year      For the eleven
                                                                                 ended             ended           months ended
                                                                             December 31,       December 31,       December 31,
                                                                                 2000               1999               1998
                                                                             -------------      -------------     ---------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                    $ (1,044,857)     $(27,201,519)     $ (2,115,068)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities
      Depreciation and amortization                                                220,216            69,409            91,911
      Write off of organization costs                                                    -                 -            10,447
 Changes in operating assets and liabilities:
      Decrease (increase) in land and land improvements                         10,704,255        24,558,193        (2,915,348)
      Decrease  in mortgage notes receivable                                       525,000           438,032                 -
      (Increase) decrease in restricted cash                                    (3,396,696)          157,111         1,308,200
      Decrease (increase) in accounts receivable                                    27,875         3,165,517        (3,208,392)
      Decrease (increase) in accounts receivable - affiliate                       991,325        (1,000,000)                -
      Decrease  in funds in escrow                                                  51,545           490,759           418,789
      Decrease in other assets                                                           -                 -           143,756
      (Decrease) increase in accounts payable - trade                              (12,972)          132,946                 -
      Increase in accounts payable - management fee                                      -            15,000            55,000
      (Decrease)  increase in accrued interest                                     (48,012)        2,430,343         2,695,064
      (Decrease) increase in accrued developments fees, partners                         -        (1,533,220)        1,072,250
      (Decrease) increase in accrued expenses                                   (3,059,000)        3,059,000                 -
      (Decrease) increase in deposits                                             (980,157)       (2,605,595)        2,244,741
      Increase (decrease) in deferred income                                     4,571,244                 -          (350,000)
                                                                              ------------      ------------      ------------
      Net cash provided by (used in) operating activities                        8,549,766         2,175,976          (548,650)
                                                                              ------------      ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from loan payable-Ohio Savings Bank                               21,356,364        28,821,964                 -
     Repayment of loan payable-Ohio Savings Bank                               (23,343,544)      (26,834,784)                -
     Proceeds from loan payable-General Motors Acceptance Corporation                    -                 -        13,400,345
     Repayment of loan payable-General Motors Acceptance Corporation                     -          (350,972)      (18,801,193)
     Proceeds from loan payable-American Nevada Seven Hills Limited
       Partnership                                                                 580,000         1,600,000         2,049,121
     Repayment of loan payable-American Nevada Seven Hills Limited
       Partnership                                                              (1,864,704)         (385,960)                -
     Proceeds from loan payable-Granite Silver Development Partners, L.P.          580,000         1,600,000         3,270,281
     Repayment of loan payable-Granite Silver Development Partners, L.P.        (5,658,369)         (175,855)                -
     Proceeds from loan payable-Silver Canyon Corporation                                -           141,326                 -
     Partner distribution-American Nevada Seven Hills Limited Partnership         (135,296)                -                 -
     Payment of mortgage procurement costs                                        (373,588)          (60,531)                -
                                                                              ------------      ------------      ------------
     Net cash (used in) provided by financing activities                        (8,859,137)        4,355,188           (81,446)
                                                                              ------------      ------------      ------------

(DECREASE) INCREASE  IN CASH                                                      (309,371)        6,531,164          (630,096)
CASH AT BEGINNING OF THE PERIOD                                                  7,505,486           974,322         1,604,418
                                                                              ------------      ------------      ------------
CASH AT END OF THE PERIOD                                                     $  7,196,115      $  7,505,486      $    974,322
                                                                              ============      ============      ============



See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                      STATEMENTS OF CASH FLOWS (continued)


                                                                           For the            For the            For the eleven
                                                                         year ended         year ended            months ended
                                                                        December 31,       December 31,           December 31,
                                                                            2000               1999                   1998
                                                                    -------------------  --------------------   ------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Operating expenses
     Land improvement cost included in accounts payable                  $  (639,115)      $   (3,313,401)        $    1,568,348
     Write off interest payable                                          $         -       $  (12,637,173)        $            -
     Write off development fee payable                                   $         -       $   (1,243,835)        $            -

  Financing activities
     Cancellation of Commissions applied to loan payable-
       American Nevada Seven Hills Limited Partnership                   $         -      $     4,224,719          $           -
     Cancellation of Development fee applied to loan payable-
       American Nevada Seven Hills Limited Partnership                   $         -      $     1,181,131          $           -
     Cancellation of Development fee applied to partners' equity-
       American Nevada Seven Hills Limited Partnership                   $                $       613,869          $           -
    Cancellation of Commissions applied to loan payable-
       Granite Silver Development Partners, L.P.                         $         -      $     1,455,982          $           -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                               $   400,869      $       925,530          $     666,318





See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

 NOTE A -  NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization
Silver Canyon Partnership ("Partnership"), was formed on January 7, 1994 to acquire, own, plan, develop, operate, improve, lease, manage, sell, finance and refinance and otherwise deal with Partnership properties located in Henderson, Nevada. The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets.

The original partners were Silver Canyon Corporation, a Nevada Corporation ("SCC") and Granite Silver Development Partners, L.P., a Delaware Limited Partnership ("Granite") owned by Granite Development Partners, L.P. SCC made an initial capital contribution of land with an assigned value agreed upon by the partners of $4,500,000. As of January 31, 1995, Granite made a total initial cash capital contribution of $2,250,000. The cash from Granite's contribution was distributed to SCC. Through January 30, 1996, Granite owned a 55% interest and SCC owned a 45% interest in the Partnership. On January 30, 1996, Granite sold to American Nevada Seven Hills Limited Partnership ("ANC") a 21 2/3% partnership interest in the Partnership. SCC sold to ANC a 11 2/3% partnership interest in the Partnership. Upon the execution of the Amended and Restated Partnership Agreement, ANC had acquired interests in the Partnership representing in the aggregate a 33 1/3% interest.

Partnership Amendment
During the second quarter of 1999, ANC, the partner responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. Certain of these costs became known to operating personnel during the fourth quarter of 1998. Further information became known during the second quarter of 1999.

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

2. ANC funded one-half of the settlement amounts for the two lawsuits settled in 1999 and 2000 (See Note E).

3. Granite funded the remaining settlement liability for the lawsuits (See Note E) but will receive a priority distribution to cover such capital contribution.

4. After the priority distribution in #3, ANC and Granite will receive distributions pari passu until such time that ANC has recovered its entire cash investment except for $750,000.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A -  NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
          (continued)

5. Thereafter, Granite will receive all distributions until it has recovered its entire capital account. To the extent Granite does not recover its entire capital account, ANC will negotiate in good faith as to whether ANC should fund one-half of any additional lawsuits funded by the Partnership.

6. After Granite has recovered its entire capital account, ANC and Granite will share all remaining distributions pari passu.

The following table summarizes the impact of the Agreement to Silver Canyon Partnership as of December 31, 1999:

Land inventory adjustment                    $   5,054,279
Fees and commissions adjustment                  6,110,701
                                             -------------
Total adjustments                            $  11,164,980
                                             =============

The Partnership reduced its remaining land inventory by the amount of $21,006,068 during the second quarter of 1999 as a result of the excess costs, which reflected an estimated gross margin of zero. The Partnership continued to record zero gross margins on all sales closed since the second quarter of 1999.

Profits, losses and distributions are allocated to the partners as provided in the Amended and Restated Partnership Agreement.

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, SC Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000 revised estimates of sales and costs to complete resulted in an overall gross margin for the project. Based on these revised estimates, a gross margin of $2,234,505 was reported in the fourth quarter 2000 relating to sales activity for that period.

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Land and Land Improvements
Land and land improvements are recorded at cost. Upon sale, costs will be reported in cost of sales based on the overall project gross margin. Land held for sale is recorded at the lower of carrying amount or fair value less cost to sell.

Capitalized Interest and Real Estate Taxes
Interest expense and real estate tax expense allocated to land held for development is capitalized. For the years ended December 31, 2000 and December 31, 1999, total interest charges were $114,185 and $3,355,873, respectively, all of which were capitalized. For the years ended December 31, 2000 and December 31, 1999 total real estate taxes were $400,869 and $500,912, respectively, all of which were capitalized.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Land Sales
The Partnership follows the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", for reporting sales of land and land improvements on the full accrual method, as appropriate.

Restricted Cash
Pursuant to the loan agreement with Ohio Savings Bank, a restricted cash account was established to hold scheduled loan paydowns in excess of expenditures. Pursuant to an amended loan agreement signed by Ohio Savings Bank and the Partnership in January 2001, excess cash of $3,289,868 was returned to the Partnership.

Mortgage Procurement Costs
Mortgage procurement costs are being amortized over the life of the debt to which the costs relate.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets.

Fair Value of Financial Instruments
The Partnership's financial instruments consists principally of cash, restricted cash, mortgage notes receivable, accounts receivable, accounts receivable affiliate, funds in escrow, accounts payable, accrued expenses and deposits in which the fair value of these financial instruments approximate the carrying value. The Partnership determined the estimated fair value of its debt by discounting future cash payments at interest rates that the Partnership believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Partnership's total debt.

Costs to Complete
Total estimated project costs are reported in cost of sales based upon the overall project gross margin. As a result, estimated project costs not yet incurred are included in costs of sales in certain circumstance due to timing. Such costs have been reclassified from land improvements to costs to complete in the balance sheet. As these costs are incurred they will be recorded as a reduction to costs to complete.

Income Taxes
No provision or benefit for income taxes is included in the financial statements. Income taxes, if any, are the responsibility of the individual partners.

New Accounting Standards
In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133- "Accounting for Derivative Instruments and Hedging Activities." This statement requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as partnership of

                           SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                 NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

comprehensive income. The new standard becomes effective for the Partnership for the year ending December 31, 2001. SFAS No. 137 deferred the effective date from December 31, 2000. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial position or cash flows.

Reclassifications
Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

Use of Estimates
The Partnership is required to make estimates and assumptions when preparing its financial statements and accompanying notes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Change in Fiscal Year End
In December 1998, the Partnership changed its fiscal year end. The change is effective with the Partnership's fourth fiscal quarter of 1998 which, under the old fiscal calendar, would have ended on January 31, 1999. Under the new fiscal calendar, the fourth fiscal quarter of 1998 ended on December 31, 1998. The change was made to be consistent with the existing tax year end of December 31.

NOTE C - LOAN PAYABLE

In January 1999, the Partnership obtained financing from Ohio Savings Bank to fund development expenditures for the Seven Hills project. Ohio Savings Bank has agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount not exceeding $12,000,000. The loan bears interest at prime (9.5% at December 31, 2000) plus 1%. The loan is due January 28, 2002. In the second quarter of fiscal year 2000, the loan agreement was amended to reduce the maximum outstanding balance to $10,000,000. In the third quarter of fiscal year 2000, a restricted cash account was established to hold scheduled loan paydowns in excess of expenditures. There was no outstanding balance under this loan agreement at December 31, 2000. Pursuant to an amended loan agreement signed by Ohio Savings Bank and the Partnership in January 2001, excess cash of $3,289,868 was returned to the Partnership. The amended loan agreement also reduced Ohio Savings' Bank funding of development costs from 100% to 50% and reduced the maximum outstanding balance to $3,000,000.

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

NOTE D -  TRANSACTIONS WITH AFFILIATES

Granite, SCC, and ANC are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

Based on the Agreement, the monthly administrative fees in the amount of $5,000 per month payable to Granite were waived. No fees were earned or accrued for the year ended December 31, 2000. Fees that were to be earned during the year ended December 31, 1999 and the eleven months ended December 31, 1998 were $60,000 and $55,000, respectively. At December 31, 1999 accrued administrative fees totaling $220,000 were reversed and presented as other capital transactions on the statement of operations.

Based on the Agreement, the monthly golf course operation fees in the amount of $5,000 per month payable to SCC were waived. No fees were earned or accrued for the year ended December 31, 2000. Fees that were to be earned during the year ended December 31, 1999 and the eleven months ended December 31, 1998 were $5,000 and $55,000, respectively. At December 31, 1999 accrued operation fees totaling $180,000 were reversed and presented as other capital transactions on the statement of operations.

Based on the Agreement, the development fees payable to ANC were waived. No fees were earned or accrued for the year ended December 31, 2000. Fees that were to be earned during the year ended December 31, 1999 and the eleven months ended December 31, 1998 were $349,617 and $928,591, respectively. At December 31, 1999, accrued development fees totaling $613,869 were reversed and presented as other capital transactions on the statements of operations.

Granite has advances outstanding of $21,555,454 and $26,633,823 at December 31, 2000 and 1999 respectively, to the Partnership. Granite loaned the Partnership $580,000 during the year ended December 31, 2000 and $1,600,000 during the year ended December 31, 1999. Based on the Agreement, the above advances to the Partnership do not bear interest. All previously accrued and unpaid interest was waived. No interest payments have been made historically. Originally, pursuant to the Amended and Restated Partnership Agreement, funds advanced to the Partnership as of January 31, 1996 bore interest at ten percent (10%) and funds advanced subsequent to January 31, 1996 bear interest at prime rate plus 1 3/4%.

On November 22, 1999, the Partnership issued a capital call to its three partners in the amount of $1,066,667 each. One of the partners, SCC, failed to pay its capital call of $1,066,667 and was therefore in default. Pursuant to the terms of the Amended and Restated Partnership Agreement, each of the other two partners, Granite and ANC elected to make "Shortfall Loans", each in the amount of $533,334 to the Partnership. Such loans bear interest at the rate of 25% per annum and are payable from all distributions, fees or compensation which may otherwise be due to the defaulting partner. According to the terms of the Agreement, Granite has agreed to fund ANC's portion of future capital calls without charging interest. In addition, Granite will continue to make "Shortfall Loans" to SCC as necessary.

ANC loaned the Partnership $580,000 and $1,600,000 during the years ended December 31, 2000 and 1999, respectively.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE E -  LITIGATION

In Henderson, Nevada, the Partnership is developing the Seven Hills project next to a golf course. As previously reported, lawsuits were filed by homebuilding companies and homeowners relating to the right to play on the golf course. All of these lawsuits have been settled in 1999 and 2000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

          None

                                    PART III

Item 10.  Directors and Executive Officers of the General Partner of the
------------------------------------------------------------------------
Registrant
----------


         The following table sets forth the names of the officers and directors of the General Partner:

             NAME                               OFFICE
             ---------                          ------
             Robert F. Monchein                 President
             Samuel H. Miller                   Vice President, Director
             Thomas G. Smith                    Secretary
             Albert B. Ratner                   Director
             Charles A. Ratner                  Director

         ROBERT F. MONCHEIN, age 56, is the President of the General Partner and Sunrise. Mr. Monchein joined Forest City in 1979 and assumed the office of President of Sunrise in 1983.

         SAMUEL H. MILLER, age 79, is the Vice President of the General Partner and Sunrise. Mr. Miller is also a director of the General Partner and Sunrise. Mr. Miller joined Forest City in 1945 and is currently Co-Chairman of the Board of Directors and Treasurer of Forest City.

         THOMAS G. SMITH, age 60, is the Secretary of the General Partner. Mr. Smith joined Forest City in 1985 and is Executive Vice President, Chief Financial Officer, and Secretary.

         ALBERT B. RATNER, age 73, is a Director of the General Partner and Sunrise. Mr. Ratner joined Forest City in 1951 and is currently Co-Chairman of the Board of Directors of Forest City.

         CHARLES A. RATNER, age 59, is a Director of the General Partner. Mr. Ratner joined Forest City in 1966 and is serving as its President and Chief Executive Officer. Mr. Ratner is also a director of American Greetings Corporation.

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
                  Partners, L.P. and the report of the independent accountants are included in Part II, Item 8:

                  Report of Independent Accountants

                  Financial Statements:

                        -  Balance Sheets - December 31, 2000 and 1999.
                        - Statements of Operations for the years ended December 31, 2000 and 1999, and the eleven months ended December 31, 1998.
                        - Statements of Changes in Partners' Deficit for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998.
                        - Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998.
                        -  Notes to the Financial Statements

(a)    (2)        The following financial statements of Silver Canyon
                  Partnership and the report of the independent accountants are included:

                  Report of Independent Accountants

                  Financial Statements:

                        -  Balance Sheets - December 31, 2000 and 1999.
                        - Statements of Operations for the years ended December 31, 2000 and 1999, and the eleven months ended December 31, 1998.
                        - Statements of Changes in Partners' Deficit for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998.
                        - Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998.
                        -  Notes to the Financial Statements

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

                                          GRANITE DEVELOPMENT PARTNERS, L.P.
                                          ----------------------------------
                                                     (Registrant)

DATE: March 30, 2001                      /s/ Robert F. Monchein
     ---------------                      ----------------------------------
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

Principal Executive Officer                 President, FC-Granite, Inc.            Date: MARCH 30, 2001
/s/ Robert F. Monchein                      the general partner of Granite
---------------------------------           Development Partners, L.P.
Robert F. Monchein

Principal Financial and                     Controller, FC-Granite, Inc.,          Date: MARCH 30, 2001
Accounting Officer                          the general partner of Granite
/s/ Mark A. Ternes                          Development Partners, L.P.
---------------------------------
Mark A. Ternes

/s/ Samuel H. Miller                        Vice President, Director               Date: MARCH 30, 2001
---------------------------------
Samuel H. Miller

/s/ Thomas G. Smith                         Secretary                              Date: MARCH 30, 2001
---------------------------------
Thomas G. Smith

/s/ Albert B. Ratner                        Director                               Date: MARCH 30, 2001
---------------------------------
Albert B. Ratner

/s/ Charles A. Ratner                       Director                               Date: MARCH 30, 2001
---------------------------------
Charles A. Ratner

                                                                                  Granite Development Partners, L.P.

                                                                                  Schedule I I I - Real Estate Owned

                                                                                                   Initial cost
                                                                 Amount of                          to Company
                                                                encumbrance           --------------------------------------
                                                              at December 31,
Description of property                                             2000                    Land               Improvements
-----------------------                                       ---------------         ----------------       ---------------

Undeveloped land, North Miami Beach, Florida                  $             -          $  9,712,620
Developed and undeveloped land, Kirtland and
Kirtland Hills, Ohio                                                                      1,660,876
Undeveloped commercial land, Strongsville, Ohio                                             617,957
Undeveloped commercial land, Parma, Ohio                                                    554,664
Undeveloped land, Middleburg Heights, Ohio                                                  718,683
Undeveloped land, North Royalton, Ohio                                                      232,049
Undeveloped land, Solon, Ohio                                                               464,825
Undeveloped commercial land, North Olmsted, Ohio                                            305,923
Developed land, North Royalton, Ohio                                                        160,397
Undeveloped land, Twinsburg, Ohio                                                         1,179,875
Undeveloped land, Olmsted Falls, Ohio                                                     1,102,526
Undeveloped land, Newbury Township, Ohio                                                    460,842
Undeveloped land, Medina, Ohio                                                               42,545
Undeveloped land, Medina, Ohio                                                              131,382
Senior Notes Payable                                               36,000,000                     -
                                                            ---------------------     -----------------    -----------------
                                                              $    36,000,000          $ 17,345,164         $             -
                                                            =====================     =================    =================




                                                                    Cost capitalized
                                                                subsequent to acquisition
                                                            -----------------------------------
                                                                                     Carrying
Description of property                                       Improvements            Costs
-----------------------                                     -----------------      ------------

Undeveloped land, North Miami Beach, Florida                 $          -
Developed and undeveloped land, Kirtland and
Kirtland Hills, Ohio                                                    -
Undeveloped commercial land, Strongsville, Ohio                         -
Undeveloped commercial land, Parma, Ohio                           14,644
Undeveloped land, Middleburg Heights, Ohio                              -
Undeveloped land, North Royalton, Ohio                                  -
Undeveloped land, Solon, Ohio                                     269,980
Undeveloped commercial land, North Olmsted, Ohio                        -
Developed land, North Royalton, Ohio                                    -
Undeveloped land, Twinsburg, Ohio                                       -
Undeveloped land, Olmsted Falls, Ohio                                   -
Undeveloped land, Newbury Township, Ohio                           94,914
Undeveloped land, Medina, Ohio                                    289,653
Undeveloped land, Medina, Ohio                                          -
Senior Notes Payable
                                                            -----------------    --------------
                                                             $    669,191          $         -
                                                            =================    ==============



                                                                                Gross amount at which
                                                                                 carried at close of
                                                                                  December 31, 2000
                                                             -----------------------------------------------------------

Description of property                                             Land              Improvements            Total (A)
-----------------------                                      -----------------      ----------------        ------------

Undeveloped land, North Miami Beach, Florida                  $          -            $       -           $        -
Developed and undeveloped land, Kirtland and
Kirtland Hills, Ohio                                                     -                    -                    -
Undeveloped commercial land, Strongsville, Ohio                          -                    -                    -
Undeveloped commercial land, Parma, Ohio                            26,067               14,644               40,711
Undeveloped land, Middleburg Heights, Ohio                               -                    -                    -
Undeveloped land, North Royalton, Ohio                                   -                    -                    -
Undeveloped land, Solon, Ohio                                      301,218              269,980              571,198
Undeveloped commercial land, North Olmsted, Ohio                         -                    -                    -
Developed land, North Royalton, Ohio                                     -                    -                    -
Undeveloped land, Twinsburg, Ohio                                        -                    -                    -
Undeveloped land, Olmsted Falls, Ohio                                    -                    -                    -
Undeveloped land, Newbury Township, Ohio                           128,189               94,914              223,103
Undeveloped land, Medina, Ohio                                     119,558              289,653              409,211
Undeveloped land, Medina, Ohio                                           -                    -                    -
Senior Notes Payable                                                                                               -
                                                             -----------------    -----------------    -----------------
                                                              $    575,032            $ 669,191           $1,244,223
                                                             =================    =================    =================




(A) Land held by the unconsolidated joint ventures, included in Note G to the financial statements, also encumbered by the senior notes payable totals $6,081,321.

(B) Reconciliations of total real estate carrying value are as follows:


                                                                December 31,            December 31,
                                                                    2000                    1999
                                                            ---------------------     -----------------
Balance at beginning of period                                       $ 2,394,946            $3,203,853
Additions during period -
Improvements                                                           3,299,751             2,707,507
Other acquisition                                                              -                     -
                                                            ---------------------     -----------------
                                                                       5,694,697             5,911,360
                                                            ---------------------     -----------------

Deductions during period -
Cost of real estate sold                                              (4,450,474)           (3,516,414)
                                                            ---------------------     -----------------

Balance at end of period                                             $ 1,244,223            $2,394,946
                                                            =====================     =================


                                                                       Silver Canyon Partnership

                                                                   Schedule I I I - Real Estate Owned


                                                                      Initial cost                       Cost capitalized
                                          Amount of                    to Company                    subsequent to acquisition
                                         encumbrance        ----------------------------------    --------------------------------
                                       at December 31,                                                                 Carrying
Description of property                     2000                Land           Improvements       Improvements          Costs
-----------------------              --------------------   ---------------  -----------------    ----------------   -------------
Developed land, Henderson, Nevada     $                -        $23,323,784                        $           -
                                     --------------------   ---------------  -----------------    ----------------   -------------
                                      $                -        $23,323,784  $              -      $           -      $         -
                                     ====================   ===============  =================    ================   =============



                                                       Gross amount at which
                                                        carried at close of
                                                         December 31, 2000
                                      -----------------------------------------------------------

Description of property                     Land             Improvements          Total (A)
-----------------------               -----------------    ------------------   -----------------
Developed land, Henderson, Nevada      $     6,081,321      $             -      $     6,081,321
                                      -----------------    ------------------   -----------------
                                       $     6,081,321      $             -      $     6,081,321
                                      =================    ==================   =================


(A) Reconciliations of total real estate carrying value are as follows:


                                                           December 31,            December 31,
                                                               2000                    1999
                                                        --------------------     ------------------
Balance at beginning of period                                 $ 17,424,691            $55,488,014
Additions during period -
Improvements                                                     20,460,660             20,003,724
Other acquisition                                                         -                      -
                                                        --------------------     ------------------
                                                                 37,885,351             75,491,738
                                                        --------------------     ------------------
Deductions during period -
Cost of real estate sold                                        (31,804,030)           (58,067,047)
                                                        --------------------     ------------------

Balance at end of period                                        $ 6,081,321            $17,424,691
                                                        ====================     ==================
