Form 10-Q
period 2001-03-31
GRANITE DEVELOPMENT PARTNERS LP
filed 2001-05-14
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 – Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number 033-80104

GRANITE DEVELOPMENT PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1754061 (IRS Employer Identification No.)

1050 Terminal Tower 50 Public Square Cleveland, Ohio	44113

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 216-621-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

GRANITE DEVELOPMENT PARTNERS, L.P.

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets –
	March 31, 2001 (Unaudited) and December 31, 2000	3-4

	Statements of Operations (Unaudited) –
	Three months ended March 31, 2001 and 2000	5

	Statements of Changes in Partners’ Deficit (Unaudited)	6

	Statements of Cash Flows (Unaudited) –

	Three months ended March 31, 2001 and 2000	7

	Notes to the Financial Statements (Unaudited)	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures

PART I- ITEM 1. FINANCIAL INFORMATION

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS

	March 31, 2000	December 31, 2000

	(Unaudited)
ASSETS

LAND	$575,032	$575,032

LAND IMPROVEMENTS	1,274,270	669,191

	1,849,302	1,244,223

MORTGAGE NOTES RECEIVABLE	1,288,980	1,345,465

INVESTMENTS IN AND ADVANCES

TO JOINT VENTURES	15,118,570	14,676,838

OTHER ASSETS

Cash	1,835,664	1,008,083

Mortgage procurement costs	26,366	30,545

Interest receivable	40,545	67,155

Other	44,077	44,077

	1,946,652	1,149,860

	$20,203,504	$18,416,386

See notes to financial statements.

      PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS — (continued)

	March 31, 2001	December 31, 2000

	(Unaudited)
LIABILITIES & PARTNERS’ DEFICIT

SENIOR NOTES PAYABLE	$36,000,000	$36,000,000

LIABILITIES

Accounts payable	139,653	242,978

Accrued interest	1,472,880	498,180

Accrued real estate taxes and other	37,536	52,057

	1,650,069	793,215

PARTNERS’ DEFICIT

Partner’s special units	9,000,000	9,000,000

Partners’ deficit	(26,446,565)	(27,376,829)

	(17,446,565)	(18,376,829)

	$20,203,504	$18,416,386

See notes to financial statements.

PART I- ITEM 1 FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

REVENUES

Sales of developed property	$—	$172,000

Cost of sales	—	(92,768)

	—	79,232

Interest	35,412	12,417

Other	574	561

	35,986	92,210

EXPENSES

Interest	974,700	1,063,535

Real estate taxes	14,610	16,096

Operating and other	43,542	58,912

Amortization	4,180	—

	1,037,032	1,138,543

	(1,001,046)	(1,046,333)

Income (loss) from joint ventures	1,931,310	(1,603,085)

NET INCOME (LOSS)	$930,264	$(2,649,418)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	FC-Granite,	Limited
	Inc.	Partners	Total

Balance at December 31, 1998	$(11,864,418)	$2,820,757	$(9,043,661)

Cancellation of interest on special units	1,331,414	—	1,331,414

Net loss	(14,910,526)	(2,820,757)	(17,731,283)

Balance at December 31, 1999	(25,443,530)	—	(25,443,530)

Net loss	(1,933,299)	—	(1,933,299)

Balance at December 31, 2000	(27,376,829)	—	(27,376,829)

Net income	930,264	—	930,264

Balance at March 31, 2001	$(26,446,565)	$—	$(26,446,565)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Cash Flow from Operating Activities:

Net income (loss)	$930,264	$(2,649,418)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization	4,180	—

(Income) loss from joint ventures	(1,931,310)	1,603,085

Changes in operating assets and liabilities:

Increase in land and land improvements	(601,925)	(320,061)

Decrease in mortgage notes receivable	56,485	268,410

Decrease in interest receivable	26,610	28,231

(Decrease) increase in accounts payable	(106,479)	1,336

Increase in accrued interest	974,700	1,063,534

Decrease in accrued real estate taxes and other	(14,521)	(18,437)

Net cash used in operating activities	(661,996)	(23,320)

Cash Flow from Investing Activities:

Investments in and advances to joint ventures	—	(500,000)

Repayment of advances to joint ventures	1,489,577	1,328,737

Net cash provided by investing activities	1,489,577	828,737

Cash Flow from Financing Activities:

Repayment of loan payable – Sunrise Land Company	—	(3,549,400)

Repayment of mortgage notes payable	—	(35,000)

Net cash used in financing activities	—	(3,584,400)

Increase (decrease) in cash	827,581	(2,778,983)

Cash at beginning of the period	1,008,083	3,219,145

Cash at end of the period	$1,835,664	$440,162

Supplemental Disclosure of Non-Cash Activities

Land improvement costs included in accounts payable	$3,154	$(98,938)

See notes to financial statements.

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A – FINANCIAL STATEMENT DISCLOSURES

Granite Development Partners, L.P. (the “Partnership”), is engaged in the business of investing in, acquiring, owning, developing, selling and otherwise disposing of undeveloped and developed land acquired by the Partnership.

The sole general partner of the Partnership is FC-Granite, Inc. an Ohio corporation (“FC-Granite”). FC-Granite is a wholly owned subsidiary of Sunrise Land Company (“Sunrise”). The Partnership is the owner of Granite Silver Development Partners, L.P. the managing partner in the Silver Canyon Partnership (“SC Partnership”).

The corporate parent of Sunrise has committed to fund any cash contributions necessary for the Partnership to meet its obligations under the 2001 business plan of SC Partnership through December 31, 2001.

Unaudited Interim Financial Statements

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the three month period ended March 31, 2001 were of a normal recurring nature. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results of operations which may be expected for the full year.

Certain information and footnote disclosures, which are normally included in financial statements of the Partnership prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s December 31, 2000 Annual Report on Form 10-K.

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

Silver Canyon Partnership

During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. In the first quarter of 2001, ANC received distributions such that ANC recovered its entire cash investment except for $750,000. As a result, pursuant to the provisions of the Agreement, the Partnership is entitled to receive all distributions from SC Partnership until the Partnership has recovered its entire cash investment. (See Note F).

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE B – SENIOR NOTES PAYABLE

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

NOTE C – MORTGAGE NOTES PAYABLE

In August 2000, the Partnership obtained a construction loan agreement for the Thornbury development. In addition, the proceeds were utilized to repay the construction loan that had a $528,961 balance at December 31, 1999 and bore interest at prime (8.5% at December 31, 1999) plus one-half of one percent (1/2%). The loan amount is not to exceed $3,500,000 with a maturity date of August 1, 2004. The principal outstanding bears interest at the prime rate (8% at March 31, 2001). There was no outstanding balance under this loan agreement at March 31, 2001.

NOTE D – PARTNER’S SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, $9,000,000 of the partner’s special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. During 1999, FC-Granite, the holder of the special units, modified the interest arrangement as a result of the SC Partnership excess costs as discussed in Note A and their impact on the Partnership. As a result, $2,106,954 in interest has not been accrued from February 1, 1999 through March 31, 2001.

NOTE E – TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership’s affairs and development activities.

During the three month period ended March 31, 2000, the Partnership repaid Sunrise the $3,549,400 loaned for expenditures at the Seven Hills project as of December 31, 1999.

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F– INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Silver Canyon Partnership
The Partnership has a 33 1/3% interest in SC Partnership. The Partnership’s investment in SC Partnership at March 31, 2001 and December 31, 2000 was $(5,725,075) and $(7,645,818), respectively.

The Partnership has advances outstanding to the SC Partnership of $20,065,875 and $21,555,454 at March 31, 2001 and December 31, 2000, respectively. The decrease is a result of loan repayments of $1,489,579 funded by current period SC Partnership sales. Pursuant to the Amended and Restated Partnership Agreement for SC Partnership, the Partnership’s original obligation to make loans to SC Partnership was capped at $19,443,198. However, the agreement also provides that the Partnership is to loan up to two-thirds of $9,000,000 as funds are required. Based on the Agreement, the above advances to SC Partnership shall not bear interest.

SC Partnership has financing from Ohio Savings Bank to fund development expenditures for the Seven Hills project. In January 2001, this loan agreement was amended to reduce Ohio Savings Bank’s funding of development costs from 100% to 50% and to reduce the maximum outstanding balance from $10,000,000 to $3,000,000. The loan bears interest at prime (8% at March 31, 2001) plus 1%. The loan is due January 28, 2002. There was no outstanding loan balance under this loan agreement at March 31, 2001.

The loan agreement contains two debt service coverage ratios, which requires SC Partnership to maintain a certain level of net worth, as defined. Pursuant to the provisions of the amended loan agreement, Ohio Savings Bank has re-defined net worth for the purposes of the two debt service coverage ratios to include the debt that SC Partnership owes to the Partnership.

For the three months ended March 31, 2001, SC Partnership generated net income of $1,920,743, 100% of which was recorded by the Partnership pursuant to the terms of the Agreement. For the three months ended March 31, 2000, SC Partnership generated a loss of $1,630,376, 100% of which was recorded by the Partnership.

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, SC Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000, revised estimates of sales and costs to complete resulted in an overall gross margin for the project. As a result, a gross margin was reported relating to sales activity for that period. Sales and costs to complete have been further revised in the first quarter 2001 based upon current activity, maintaining an overall gross margin for the project. Based on these current revised estimates, a gross margin of $2,494,831 was reported in the first quarter 2001 relating to sales activity for that period.

      PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F– INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

Shown below is the condensed financial information for the Silver Canyon Partnership:

	As of March 31, 2001	As of December 31, 2000

Balance Sheet

Assets, primarily undeveloped land	$16,087,812	$16,935,735

Liabilities, primarily long-term debt	29,305,088	28,899,654

Partners’ deficit	(13,217,276)	(11,963,919)

Less: Outside partners’ deficit	(7,492,201)	(4,318,101)

Investment in joint ventures	$(5,725,075)	$(7,645,818)

	For the three months ended March 31,

	2001	2000

Operating results

Sales from developed property	$9,108,546	$8,453,123

Gross margins	$2,494,831	$—
Other income	$238,717	$8,553

Expenses	$812,805	$1,639,229
Net income (loss)	$1,920,743	$(1,630,676)

Eaton Estate Partnership
The Partnership has a 30% interest in Eaton Estate Partnership (“Eaton”). Eaton is a 623 acre, 1,575 unit development with 5 remaining units. As of April 30, 2001, the five remaining units were under contract to sell for $200,000. The Partnership’s investment in Eaton at March 31, 2001 and December 31, 2000, was $777,769 and $767,202, respectively. For the three months ended March 31, 2001 and 2000, Eaton generated net income of $35,222 and $91,971, respectively, of which $10,567 and $27,591, respectively, was recorded by the Partnership under the equity method.

NOTE G – LITIGATION

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

In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. As previously reported, lawsuits were filed by homebuilding companies and homeowners relating to the right to play on the golf course. All of the lawsuits were settled in 1999 and 2000.

PART I – ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

      The following discussion and analysis of Granite Development Partners, L.P. (“Partnership”), should be read in conjunction with the accompanying financial statements included herein as well as the audited financial statements for the year ended December 31, 2000 contained in the Annual Report on Form 10-K.

Results of Operations

Overview
      For the three months ended March 31, 2001 and March 31, 2000, the Partnership reported net income of $930,264 and a net loss of $2,649,418, respectively. The increase in net income is primarily the result of income from joint ventures of $1,931,310 for the three months ended March 31, 2001 versus a loss of $1,603,085 for the three months ended March 31, 2000. The increase in income from joint ventures is due primarily to the recognition of gross margins at the Seven Hills project in Henderson, Nevada.

Seven Hills — Gross Margins Through September 30, 2000
      The loss from joint ventures for the nine months ended September 30, 2000 resulted primarily from the Silver Canyon Partnership’s (“SC Partnership”) recording zero gross margins on its Seven Hills project in Henderson, Nevada. The zero gross margins were the result of an extensive review of project costs performed in 1999, which revealed an increase in the scope of landscape and greenbelt improvements for the balance of the project as well as increases in parcel development costs in excess of budget. As a result, estimated costs to complete the project were revised. During the third quarter of 2000, the Partnership identified potential improvements in the estimated cost to complete the Seven Hills project. However, the management of the Partnership believed that it was premature to recognize gross margins for the project as of the third quarter of 2000 primarily because of the speculative nature of future land sales. A significant portion of the remaining land sales in Seven Hills consists of estate lots, which are higher priced lots sold to high net worth individuals as opposed to lower priced lots sold in bulk to production home builders. Uncertainties in current and future economic conditions and the large number of estate lots yet to be sold make it very difficult to estimate accurate future sales prices and gross margins. As a result, no gross margins were recorded on sales in the first three quarters of 2000.

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

Seven Hills — Gross Margins Fourth Quarter 2000 and First Quarter 2001
      The 2001 Seven Hills business plan was approved by the partners on January 25, 2001. That plan shows remaining sales to be sufficient to recover estimated costs to complete, resulting in an overall gross margin. However, the 2001 business plan continues to be based on speculation of sales prices, particularly for high priced estate lots. In addition, the 2001 business plan does not include estimates for certain contingent project costs. As a result, Partnership management adjusted the 2001 business plan to remove some of the speculation due to higher priced estate lot pricing. The plan was also adjusted by management to include certain of the contingent project cost items that are reasonable to estimate and are reasonably probable to incur.

      During the fourth quarter of 2000 and up through April 30, 2001, a significant amount of speculation was eliminated relating to the pricing of estate lots. Strong sales of high-end estate lots at prices higher than those used in the preliminary business plan reduced the need to use a lowest-probable pricing scenario for estate lots. As a result, revised estimates were incorporated by management for pricing and potential future cost. This results in the Partnership reporting gross margin beginning with sales in the fourth quarter of 2000. In addition, during the first quarter of 2001, $2,494,831 of gross margin was reported.

      SC Partnership and the Partnership management will continue to monitor all trends, results and uncertainties very closely. Gross margin reported will continue to be adjusted based on continued review of the business plan, and the effect that trends, actual results, and potential uncertainties have on the business plan.

Silver Canyon Partnership – Agreement (1999)
      During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. In the first quarter of 2001, ANC received distributions such that ANC recovered its entire cash investment except for $750,000. As a result, pursuant to the provisions of this Agreement, the Partnership is entitled to receive all distributions from SC Partnership until the Partnership has recovered its entire cash investment.

Comparisons – Results of Operations
      There were no sales of developed property for the three months ended March 31, 2001 versus $172,000 for the three months ended March 31, 2000.

      As of April 30, 2001 the following lots were under contract: 7 lots in the Fairfax Meadows subdivision in Medina, Ohio for $310,000 and 1 lot in the Solon Estates (Thornbury) subdivision in Solon, Ohio for $147,250.

      Interest income totaled $35,412 for the three months ended March 31, 2001 versus $12,417 for the three months ended March 31, 2000. Interest income is comprised of interest earned on notes receivable from the sales of developed property and from the investment of proceeds from sales in short-term commercial paper. The increase in interest income in fiscal 2001 is mainly due to an increase in interest earned from the investment of proceeds from sales in short-term commercial paper.

      Interest expense totaled $974,700 for the three months ended March 31, 2001 versus $1,063,535 for the three months ended March 31, 2000. Interest expense is mainly comprised of interest accrued for senior notes, operating loans and mortgage notes payable. Interest accrued on the senior notes was $974,700 for both the three months ended March 31, 2001 and March 31, 2000.

There was no interest expense for operating loans for the three months ended March 31, 2001 versus $88,834 for the three months ended March 31, 2000.

      During the three months ended March 31, 2000, the Partnership repaid an affiliate, Sunrise Land Company, the $3,549,400 loaned for expenditures at the Seven Hills project as of December 31, 1999. The Partnership also repaid mortgage notes payable of $35,000 relating to funds loaned for expenditures at the Solon Estates (Thornbury) development as of December 31, 1999.

      Operating and other expenses totaled $43,542 for the three months ended March 31, 2001 versus $58,912 for the three months ended March 31, 2000. Operating and other expenses are mainly comprised of legal fees, title fees and escrow fees. Legal fees decreased from $25,541 for the three months ended March 31, 2000 to $13,629 for the three months ended March 31, 2001.

      Income from joint ventures was $1,931,310 for the three months ended March 31, 2001 versus a loss of $1,603,085 for the three months ended March 31, 2000. Income from joint ventures consists of income from SC Partnership and Eaton Estate Partnership, both being recorded by the Partnership under the equity method. The increase in joint venture income is due primarily to the recognition of gross margins at the Seven Hills project.

      Eaton Estate Partnership reported no sales for the three months ended March 31, 2001 and 2000. As of April 30, 2001, the five remaining units were under contract to sell for $200,000.

      The SC Partnership reported sales of $9,108,546 for the three months ended March 31, 2001, versus sales of $8,453,123 for the three months ended March 31, 2000. The level of sales activity is expected to remain strong in fiscal 2001.

      For the period April 1 through April 30, 2001, fourteen lots for $1,786,196 have sold at the Seven Hills development in Henderson, Nevada. Also at April 30, 2001, 90 lots were under contract for $5,329,572.

Financial Condition and Liquidity

Cash Flows
      The net cash used in operating activities was $661,996 for the three months ended March 31, 2001 versus $23,320 for the three months ended March 31, 2000. The increase in net cash used in operating activities is primarily the result of income from joint ventures of $1,931,310 for the three months ended March 31, 2001 versus a loss from joint venture of $1,603,085 for the three months ended March 31, 2000, an increase in land and land improvements of $601,925 for the three months ended March 31, 2001 versus an increase of $320,061 for the three months ended March 31, 2000, and a decrease in mortgage note receivable of $56,485 for the three months ended March 31, 2001 versus a decrease of $268,410 for the three months ended March 31, 2000. These decreases in net cash used in operating activities were partially offset by an increase in net income of $930,264 for the three months ended March 31, 2001 versus a net loss of $2,649,418 for the three months ended March 31, 2000.

      Net cash provided by investing activities was $1,489,577 for the three months ended March 31, 2001 versus net cash provided by investing activities of $828,737 for the three months ended

March 31, 2001. The increase in funds provided was mainly the result of an increase in investments in and advances to joint ventures of $1,489,577 for the three months ended March 31, 2000 versus an increase in investment in and advances to joint venture of $828,737 for the three months ended March 31, 2000. The decrease in investments in and advances to joint ventures for the three months ended March 31, 2001 consists primarily of loan repayments from SC Partnership sales.

      Net cash used in financing activities for the three months ended March 31, 2000, was $3,584,400. During the three months ended March 31, 2000, the Partnership repaid Sunrise Land Company the $3,549,400 loaned for expenditures at the Seven Hills project as of December 31, 1999. The Partnership also repaid mortgage notes payable of $35,000 relating to expenditures at the Solon Estates (Thornbury) development as of December 31, 1999.

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

      In Henderson, Nevada, SC Partnership is developing the Seven Hills project next to a golf course. As previously reported, lawsuits were filed by homebuilding companies relating to the right to play on the golf course. All of these lawsuits were settled in 1999 and 2000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Partnership is not involved in any instances of litigation related to its operations. The disclosure required by this item is incorporated by reference to Note G of the March 31, 2001 unaudited financial statements and management’s discussion and analysis of financial condition which appears in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits – none

(b)	No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 2001

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Granite Development Partners, L.P.

(Registrant)

DATE:	05/14/01	/s/ Robert F. Monchein

Robert F. Monchein
President
FC-Granite, the general partner
of Granite Development Partners, L.P.

DATE:	05/14/01	/s/ Mark A. Ternes

Mark A. Ternes
Controller
FC-Granite, the general partner
of Granite Development Partners, L.P.