Form 10-Q
period 2001-06-30
GRANITE DEVELOPMENT PARTNERS LP
filed 2001-08-14
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

GRANITE DEVELOPMENT PARTNERS, L.P.

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – June 30, 2001 (Unaudited) and December 31, 2000	3

	Statements of Operations (Unaudited) – Three and six months ended June 30, 2001 and 2000	4

	Statements of Changes in Partners’ Deficit (Unaudited)	5

	Statements of Cash Flows (Unaudited) – Six months ended June 30, 2001 and 2000	6

	Notes to the Financial Statements (Unaudited)	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosure About Marketing Risk	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures

PART I- ITEM 1. FINANCIAL INFORMATION

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEET

	June 30, 2001	December 31, 2000

	(Unaudited)

ASSETS

LAND	$565,414	$575,032

LAND IMPROVEMENTS	1,810,957	669,191

	2,376,371	1,244,223

MORTGAGE NOTES RECEIVABLE	1,047,856	1,345,465

INVESTMENTS IN AND ADVANCES

TO JOINT VENTURES	13,566,837	14,676,838

OTHER ASSETS

Cash	55,955	1,008,083

Mortgage procurement costs, net of accumulated amortization of $9,266 and $5,817 in 2001 and 2000, respectively	56,630	30,545

Interest receivable	78,832	67,155

Other	44,077	44,077

	235,494	1,149,860

	$17,226,558	$18,416,386

LIABILITIES & PARTNERS’ DEFICIT

SENIOR NOTES PAYABLE	$34,000,000	$36,000,000

MORTGAGE NOTES PAYABLE	197,225	–

LIABILITIES

Accounts payable	72,423	242,978

Accrued interest	481,333	498,180

Accrued real estate taxes and other	118,324	52,057

	672,080	793,215

PARTNERS’ DEFICIT

Partner’s special units	9,000,000	9,000,000

Partners’ deficit	(26,642,747)	(27,376,829)

	(17,642,747)	(18,376,829)

	$17,226,558	$18,416,386

See notes to financial statements.

PART I- ITEM 1 FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUES

Sales of developed property	$195,250	$–	$195,250	$172,000

Cost of sales	(112,662)	–	(112,662)	(92,768)

	82,588	–	82,588	79,232

Interest	43,410	8,777	78,822	21,194

Other	6,523	546	7,097	1,107

	132,521	9,323	168,507	101,533

EXPENSES

Interest	984,327	911,913	1,959,027	1,975,448

Real estate taxes	11,793	16,832	26,403	32,928

Operating and other	69,587	16,707	113,129	75,619

Amortization	5,086	–	9,266	–

	1,070,793	945,452	2,107,825	2,083,995

	(938,272)	(936,129)	(1,939,318)	(1,982,462)

Income (loss) from joint ventures	742,090	(1,091,166)	2,673,400	(2,694,251)

NET (LOSS) INCOME	$(196,182)	$(2,027,295)	$734,082	$(4,676,713)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	FC-Granite,	Limited
	Inc.	Partners	Total

Balance at December 31, 1998	$(11,864,418)	$2,820,757	$(9,043,661)

Cancellation of interest on special units	1,331,414	–	1,331,414

Net loss	(14,910,526)	(2,820,757)	(17,731,283)

Balance at December 31, 1999	(25,443,530)	–	(25,443,530)

Net loss	(1,933,299)	–	(1,933,299)

Balance at December 31, 2000	(27,376,829)	–	(27,376,829)

Net income	734,082	–	734,082

Balance at June 30, 2001	$(26,642,747)	$–	$(26,642,747)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash Flow from Operating Activities:

Net income (loss)	$734,082	$(4,676,713)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization	9,266	–

(Income) loss from joint ventures	(2,673,400)	2,694,251

Changes in operating assets and liabilities:

Increase in land and land improvements	(1,250,203)	(1,656,727)

Decrease in mortgage notes receivable	297,609	794,470

(Increase) decrease in interest receivable	(11,677)	78,078

Decrease in accounts payable	(52,500)	–

Decrease in accrued interest	(16,847)	(273,953)

Increase in accrued real estate taxes and other	66,267	20,395

Net cash used in operating activities	(2,897,403)	(3,020,199)

Cash Flow from Investing Activities:

Distribution from affiliate	–	300,000

Repayment of advances to joint venture	3,783,401	2,404,875

Net cash provided by investing activities	3,783,401	2,704,875

Cash Flow from Financing Activities:

Repayment of Senior Notes	(2,000,000)	–

Proceeds from loan payable – Sunrise Land Company	–	1,949,400

Repayment of loan payable – Sunrise Land Company	–	(3,549,400)

Proceeds from mortgage notes payable	197,225	–

Repayment of mortgage notes payable	–	(70,000)

Payment of mortgage procurement costs	(35,351)	(5,850)

Net cash used in financing activities	(1,838,126)	(1,675,850)

Decrease in cash	(952,128)	(1,991,174)

Cash at beginning of the period	1,008,083	3,219,145

Cash at end of the period	$55,955	$1,227,971

Supplemental Disclosure of Non-Cash Activities:

Land improvement costs included in accounts payable	$12,423	$121,860

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

Unaudited Interim Financial Statements
The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. All adjustments for the three and six month periods ended June 30, 2001 were of a normal recurring nature. Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results of operations which may be expected for the full year.

Certain information and footnote disclosures, which are normally included in the financial statements of the Partnership prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s December 31, 2000 Annual Report on Form 10-K.

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

Silver Canyon Partnership
SC Partnership is the owner of Seven Hills, a 1,293 acre master planned residential community currently under development in Henderson, Nevada. During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A – FINANCIAL STATEMENT DISCLOSURES (continued)

Silver Canyon Partnership (continued)
certain terms of the Silver Canyon Partnership Agreement. As of June 30, 2001, ANC has recovered the portion of it’s cash investment it was entitled to recover per the Agreement. As a result, pursuant to the provisions of the Agreement, the Partnership is entitled to receive all distributions from SC Partnership until the Partnership has recovered its entire cash investment. (See Note F). After the Partnership has recovered its entire cash investment, ANC and the Partnership will share all remaining distributions equally.

Reclassifications
Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NOTE B – SENIOR NOTES PAYABLE

The Partnership has unsecured senior notes payable (“Senior Notes”) limited to the aggregate principal amount of $34,000,000 and $36,000,000 at June 30, 2001 and December 31, 2000, respectively. The Senior Notes bear interest at a fixed annual rate of 10.83%, payable semi-annually, and include a negative pledge covenant relating to the assets and operations of the Partnership, allowing only a collateralized working capital line not to exceed $5,000,000 and subordinated indebtedness of $5,000,000. Until such time as the principal of the Senior Notes and interest thereon is repaid in full, 100% of the cash flow of the Partnership, as defined, shall be applied to repay the Senior Notes. The Senior Notes will mature on November 15, 2003, but are subject to earlier redemption. On June 29, 2001, the Partnership repaid $2,000,000 in Senior Notes plus accrued interest to that date.

Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid. The Partnership has not deferred interest payments on the Senior Notes payable.

NOTE C – MORTGAGE NOTES PAYABLE

In August 2000, the Partnership obtained a construction loan agreement for Solon Estates (Thornbury), a 250 acre residential development located in Solon, Ohio. The loan amount is not to exceed $3,500,000 with a maturity date of August 1, 2004. The principal outstanding bears interest at the prime rate (6.75% at June 30, 2001). As of June 30, 2001, the outstanding balance under this loan agreement was $197,225.

NOTE D – PARTNER’S SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, $9,000,000 of the partner’s special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. During 1999, FC-Granite, the holder of the special units, modified the interest arrangement as a result of the SC Partnership excess costs as discussed in Note A and

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE D – PARTNER’S SPECIAL UNITS (continued)

their impact on the Partnership. As a result, $2,349,962 in interest has not been accrued from February 1, 1999 through June 30, 2001.

NOTE E – TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership’s affairs and development activities.

NOTE F– INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Silver Canyon Partnership
The Partnership has a 33 1/3% interest in SC Partnership. The Partnership’s investment in SC Partnership at June 30, 2001 and December 31, 2000 was $(4,977,336) and $(7,645,818), respectively.

The Partnership has advances outstanding to the SC Partnership of $17,772,053 and $21,555,454 at June 30, 2001 and December 31, 2000, respectively. The decrease is a result of loan repayments of $3,783,401 funded by SC Partnership land sales. Pursuant to the Amended and Restated Partnership Agreement for SC Partnership, the Partnership’s original obligation to make loans to SC Partnership was capped at $19,443,198. However, the agreement also provides that the Partnership is to loan up to two-thirds of $9,000,000 as funds are required. Based on the Agreement discussed in Note A, the above advances to SC Partnership shall not bear interest.

SC Partnership has financing to fund development expenditures for the Seven Hills project. In January 2001, this loan agreement was amended to reduce funding of development costs from 100% to 50% and to reduce the maximum outstanding balance from $10,000,000 to $3,000,000. The loan bears interest at prime (6.75% at June 30, 2001) plus 1% and matures January 28, 2002. There was no outstanding loan balance under this agreement at June 30, 2001 and December 31, 2000.

This loan agreement contains two debt service coverage ratios, which requires SC Partnership to maintain a certain level of net worth, as defined. Pursuant to the provisions of the amended loan agreement, net worth has been redefined for the purposes of the two debt service coverage ratios to include the debt that SC Partnership owes to the Partnership.

For the six months ended June 30, 2001, SC Partnership generated net income of $2,668,482, 100% of which was recorded by the Partnership pursuant to the terms of the Agreement. For the

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F – INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

six months ended June 30, 2000, SC Partnership generated a loss of $2,758,088, 100% of which was recorded by the Partnership.

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, SC Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000, revised estimates of sales and costs to complete resulted in an overall gross margin for the project. As a result, a gross margin was reported relating to sales activity for that period. Sales and costs to complete have been further revised in the first half of 2001 based upon current activity, maintaining an overall gross margin for the project. Based on these current revised estimates, a gross margin of $832,835 and $3,327,666 was reported for the three and six month periods ended June 30, 2001 relating to sales activity for each respective period.

Shown below is the condensed financial information for the Silver Canyon Partnership:

	As of June 30, 2001	As of December 31, 2000

Balance Sheet

Assets, primarily undeveloped land	$12,988,006	$16,935,735

Liabilities, primarily long-term debt	25,457,543	28,899,654

Partners’ deficit	(12,469,537)	(11,963,919)

Less: Outside partners’ deficit	(7,492,201)	(4,318,101)

Investment in joint ventures	$(4,977,336)	$(7,645,818)

	For the three months ended June 30,		For the six months ended June 30,

	2001	2000	2001	2000

Operating Results

Sales from developed property	$2,641,404	$5,960,249	$11,749,950	$14,413,372

Gross margins	$832,835	$–	$3,327,666	$–

Other income	$319,101	$101,183	$557,818	$109,736

Expenses	$404,197	$1,228,595	$1,217,002	$2,867,824

Net Income (loss)	$747,739	$1,127,412	$2,668,482	$(2,758,088)

Eaton Estate Partnership
The Partnership has a 30% interest in Eaton Estate Partnership (“Eaton”). Eaton is a 623 acre, 1,575 unit development with 5 remaining units. As of July 31, 2001, the five remaining units were under contract to sell for $200,000. The Partnership’s investment in Eaton at June 30, 2001 and December 31, 2000, was $772,120 and $767,202, respectively. For the six months ended June 30, 2001 and 2000, Eaton generated net income of $16,394 and $212,791, respectively, of which $4,918 and $63,837, respectively, was recorded by the Partnership under the equity method.

PART I – ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

      The following discussion and analysis of Granite Development Partners, L.P. (“Partnership”), should be read in conjunction with the accompanying financial statements included herein as well as the audited financial statements for the year ended December 31, 2000 contained in the Annual Report on Form 10-K.

Results of Operations

Overview
      For the six months ended June 30, 2001 and June 30, 2000, the Partnership reported net income of $734,082 and a net loss of $4,676,713, respectively. The increase in net income is primarily the result of income from joint ventures of $2,673,400 for the six months ended June 30, 2001 versus a loss of $2,694,251 for the six months ended June 30, 2000. The increase in income from joint ventures is due primarily to the recognition of gross margins at the Silver Canyon Partnership (“SC Partnership”) owned Seven Hills project, a 1,293 acre master planned residential community currently under development in Henderson, Nevada.

      For the three months ended June 30, 2001 and 2000, the Partnership reported net losses of $196,182 and $2,027,295, respectively. The decrease in net loss is primarily the result of income from joint ventures of $742,090 for the three months ended June 30, 2001 versus a loss of $1,091,166 for the three months ended June 30, 2000. The increase in income from joint ventures is due primarily to the recognition of gross margins at the Seven Hills project.

Seven Hills – Gross Margins Through September 30, 2000
      The loss from joint ventures for the nine months ended September 30, 2000 resulted primarily from SC Partnership recording zero gross margins on its Seven Hills project in Henderson, Nevada. The zero gross margins were the result of an extensive review of project costs performed in 1999, which revealed an increase in the scope of landscape and greenbelt improvements for the balance of the project as well as increases in parcel development costs in excess of budget. As a result, estimated costs to complete the project were revised. During the third quarter of 2000, the Partnership identified potential improvements in the estimated cost to complete the Seven Hills project. However, the management of the Partnership believed that it was premature to recognize gross margins for the project as of the third quarter of 2000 primarily because of the speculative nature of future land sales. A significant portion of the remaining land sales in Seven Hills consisted of estate lots, which are higher priced lots sold to high net worth individuals as opposed to lower priced lots sold in bulk to production home builders. Uncertainties in current and future economic conditions and the large number of estate lots yet to be sold made it very difficult to estimate accurate future sales prices and gross margins. As a result, no gross margins were recorded on sales in the first three quarters of 2000.

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

Seven Hills – Gross Margins Fourth Quarter 2000 and First Half 2001
      The 2001 Seven Hills business plan was approved by the partners on January 25, 2001. That plan shows remaining sales to be sufficient to recover estimated costs to complete, resulting in an overall gross margin. However, the 2001 business plan continues to be based on speculation of sales prices, particularly for high priced estate lots. In addition, the 2001 business plan does not include estimates for certain contingent project costs. As a result, Partnership management adjusted the 2001 business plan to remove some of the speculation due to higher priced estate lot pricing. The plan was also adjusted by management to include certain contingent project cost items that are reasonable to estimate and are reasonably probable to incur.

      During the fourth quarter of 2000 and up through June 30, 2001, a significant amount of speculation was eliminated relating to the pricing of estate lots. Strong sales of high-end estate lots at prices higher than those used in the preliminary business plan reduced the need to use a lowest-probable pricing scenario for high-end estate lots. As a result, revised estimates were incorporated by management for pricing and potential future cost. This results in the Partnership reporting gross margin beginning with sales in the fourth quarter of 2000. In addition, during the three and six month periods ended June 30, 2001, $832,835 and $3,327,666 of gross margin was reported, respectively.

      SC Partnership and the Partnership management will continue to monitor all trends, results and uncertainties very closely. Gross margin reported will continue to be adjusted based on continued review of the business plan, and the effect that trends, actual results, and potential uncertainties have on the business plan.

Silver Canyon Partnership – Agreement (1999)
      During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. As of June 30, 2001, ANC has recovered the portion of it’s cash investment it was entitled to recover per the Agreement. As a result, pursuant to the provisions of this Agreement, the Partnership is entitled to receive all cash flow from SC Partnership until the Partnership has recovered its entire cash investment. After the Partnership has recovered its entire cash investment, ANC and the Partnership will share all remaining distributions equally.

Comparisons – Results of Operations
      Sales of $195,250 in developed property were recorded for the six months ended June 30, 2001 versus $172,000 for the six months ended June 30, 2000. The Partnership recorded sales of $195,250 for the three months ended June 30, 2001 versus no sales for the three months ended June 30, 2000.

      As of July 31, 2001, four lots of the 27 remaining lots in the Fairfax Meadows subdivision in Medina, Ohio closed for $176,000 and 13 lots of the 132 remaining lots in the Solon Estates (Thornbury) subdivision in Solon, Ohio were under contract for $1,815,800.

      Interest income totaled $78,822 for the six months ended June 30, 2001 versus $21,194 for the six months ended June 30, 2000. Interest income is comprised of interest earned on notes receivable from the sales of developed property and from the investment of proceeds from sales in short-term commercial paper. The increase in interest income in fiscal 2001 is mainly due to an increase in interest earned from the investment of proceeds from sales in short-term commercial paper.

      For the three months ended June 30, 2001 and 2000, the Partnership reported interest income of $43,410 and $8,777, respectively. The increase is primarily due to interest earned on notes receivable from the sales of developed property and from the investment of proceeds from sales in short-term commercial paper.

      Interest expense totaled $1,959,027 for the six months ended June 30, 2001 versus $1,975,448 for the six months ended June 30, 2000. Interest expense is mainly comprised of interest accrued for senior notes, operating loans and mortgage notes payable. For the three months ended June 30, 2001 and 2000, the Partnership reported interest expense of $984,327 and $911,913, respectively.

      Operating and other expenses totaled $113,129 for the six months ended June 30, 2001 versus $75,619 for the six months ended June 30, 2000. Operating and other expenses are mainly comprised of legal fees and professional fees. Legal fees and professional fees increased from $56,057 for the six months ended June 30, 2000 to $90,152 for the six months ended June 30, 2001.

      For the three months ended June 30, 2001 and 2000, the Partnership reported operating and other expenses of $69,587 and $16,707, respectively. Legal and professional fees were $58,529 for the three months ended June 30, 2001 versus $6,264 for the three months ended June 30, 2000.

      Income from joint ventures was $2,673,400 for the six months ended June 30, 2001 versus a loss of $2,694,251 for the six months ended June 30, 2000. Income from joint ventures consists of income from SC Partnership and Eaton Estate Partnership, both being recorded by the Partnership under the equity method. The increase in joint venture income is due primarily to the recognition of gross margins and the decrease in legal costs at the Seven Hills project.

      Income from joint ventures was $742,090 for the three months ended June 30, 2001 versus a loss from joint ventures of $1,091,166 for the three months ended June 30, 2000. The increase in income from joint ventures is primarily due to the recognition of gross margins and the decrease in legal costs at the Seven Hills project.

      Eaton Estate Partnership reported no sales for the six months ended June 30, 2001 and 2000. As of July 31, 2001, the five remaining units were under contract to sell for $200,000.

      The SC Partnership reported sales of $11,749,950 for the six months ended June 30, 2001, versus sales of $14,413,372 for the six months ended June 30, 2000.

      As of July 31, 2001, 88 of the remaining 181 lots were under contract for $6,665,514 at the Seven Hills development in Henderson, Nevada.

Financial Condition and Liquidity

Cash Flows
      The net cash used in operating activities was $2,897,403 for the six months ended June 30, 2001 versus $3,020,199 for the six months ended June 30, 2000. The decrease in net cash used is primarily the result of an increase in land and land improvements of $1,250,203 for the six months ended June 30, 2001 versus an increase of $1,656,727 for the six months ended June 30, 2000, and a decrease in accrued interest of $16,847 for the six months ended June 30, 2001 versus a decrease of $273,953 for the six months ended June 30, 2000. These increases were partially offset by a decrease in mortgage notes receivable of $297,609 for the six months ended June 30, 2001 versus a decrease of $794,470 for the six months ended June 30, 2000 and a decrease in accounts payable of $52,500 for the six months ended June 30, 2001 versus no change for the six months ended June 30, 2000. Other changes include net income of $734,082 for the six months ended June 30, 2001 versus a net loss of $4,676,713 for the six months ended June 30, 2000 which was mostly offset by an income from joint ventures of $2,673,400 for the six months ended June 30, 2001 versus a loss of $2,694,251 for the six months ended June 30, 2000.

      Net cash provided by investing activities was $3,783,401 for the six months ended June 30, 2001 versus net cash provided by investing activities of $2,704,875 for the six months ended June 30, 2000. The increase in funds provided was mainly the result of an increase in repayments of advances to joint venture of $3,783,401 for the six months ended June 30, 2000 versus an increase in repayments of advances to joint venture of $2,404,875 for the six months ended June 30, 2000. The decrease in investments in and advances to joint ventures for both the six months ended June 30, 2001 and June 30, 2000 consists primarily of loan repayments through proceeds from SC Partnership land sales.

      Net cash used in financing activities was $1,838,126 for the six months ended June 30, 2001 and $1,675,850 for the six months ended June 30, 2000. During the six months ended June 30, 2001, the Partnership repaid $2,000,000 of its Senior Notes. The Partnership also received proceeds of $197,225 from a mortgage note payable for expenditures at the Solon Estate (Thornbury) development. During the six months ended June 30, 2000, the Partnership repaid Sunrise Land Company the $3,549,400 loaned for expenditures at the Seven Hills project as of December 31, 1999 and subsequently borrowed an additional $1,949,400. The Partnership also repaid mortgage notes payable of $70,000 relating to expenditures at the Solon Estate (Thornbury) development as of December 31, 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Management has and will continue to manage interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt to ensure that variable rate exposure is kept at an acceptable level. At June 30, 2001, the Partnership had $197,225 of variable rate debt. At December 31, 2000, there was no variable rate debt outstanding.

      The tables below provides information about the Partnership’s financial instruments that are sensitive to changes in interest rates. For debt obligation’s the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

At June 30, 2001	Expected Maturity Date

					Fair Market
	2001	2002	2003	Total	Value

Fixed:

Senior notes	$–	$–	$34,000,000	$34,000,000	$35,557,718

Interest rate	–	–	10.83%	10.83%	–

Variable:

Variable rate mortgage debt	$–	$197,225	$–	$197,225	$197,225

Interest rate	–	6.75%	–	6.75%	–

	$–	$197,225	$34,000,000	$34,197,225	$35,754,943

At December 31, 2000	Expected Maturity Date

					Fair Market
	2001	2002	2003	Total	Value

Fixed:

Senior notes	$–	$–	$36,000,000	$36,000,000	$36,000,000

Interest rate	–	–	10.83%	10.83%	–

	$–	$–	$36,000,000	$36,000,000	$36,000,000

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Partnership is not involved in any instances of litigation related to its operations.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits – none

(b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 2001

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Granite Development Partners, L.P.

(Registrant)

DATE:	08/14/01	/s/ Robert F. Monchein

Robert F. Monchein President FC-Granite, the general partner of Granite Development Partners, L.P.

DATE:	08/14/01	/s/ Mark A. Ternes

Mark A. Ternes Controller FC-Granite, the general partner of Granite Development Partners, L.P.