Form 10-Q
period 2001-09-30
GRANITE DEVELOPMENT PARTNERS LP
filed 2001-11-14
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 – Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number 033-80104

GRANITE DEVELOPMENT PARTNERS, L.P. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1754061 (IRS Employer Identification No.)

1050 Terminal Tower 50 Public Square Cleveland, Ohio (Address of principal executive offices)	44113 (Zip Code)

Registrant’s telephone number, including area code:  216-621-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

GRANITE DEVELOPMENT PARTNERS, L.P.

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – September 30, 2001 (Unaudited) and December 31, 2000	3

	Statements of Operations (Unaudited) - Three and nine months ended September 30, 2001 and 2000	4

	Statements of Changes in Partners’ Deficit (Unaudited)	5

	Statements of Cash Flows (Unaudited) – Nine months ended September 30, 2001 and 2000	6

	Notes to the Financial Statements (Unaudited)	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosure About Marketing Risk	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures

PART I- ITEM 1. FINANCIAL INFORMATION

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEET

	September 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
LAND	$545,499	$575,032
LAND IMPROVEMENTS	2,580,909	669,191

	3,126,408	1,244,223
MORTGAGE NOTES RECEIVABLE	984,391	1,345,465
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES	14,787,627	14,676,838
OTHER ASSETS
Cash	677,775	1,008,083
Mortgage procurement costs, net of accumulated amortization of $21,981 and $5,817 in 2001 and 2000, respectively	49,731	30,545
Interest receivable	87,364	67,155
Other	44,077	44,077

	858,947	1,149,860

	$19,757,373	$18,416,386

LIABILITIES & PARTNERS’ DEFICIT
SENIOR NOTES PAYABLE	$34,000,000	$36,000,000
MORTGAGE NOTES PAYABLE	940,638	—
LIABILITIES
Accounts payable	31,354	242,978
Accrued interest	1,422,340	498,180
Accrued real estate taxes and other	132,147	52,057

	1,585,841	793,215

PARTNERS’ DEFICIT
Partner’s special units	9,000,000	9,000,000
Partners’ deficit	(25,769,106)	(27,376,829)

	(16,769,106)	(18,376,829)

	$19,757,373	$18,416,386

See notes to financial statements.

PART I- ITEM 1 FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES
Sales of developed property	$341,000	$1,674,300	$536,250	$1,846,300
Cost of sales	(109,168)	(1,186,539)	(221,830)	(1,279,307)

	231,832	487,761	314,420	566,993
Interest	23,477	12,421	102,299	33,615
Other	1,408	492	8,505	1,599

	256,717	500,674	425,224	602,207
EXPENSES
Interest	941,006	1,086,169	2,900,033	3,061,617
Real estate taxes	15,264	16,128	41,667	49,056
Operating and other	40,311	88,404	153,440	164,023
Amortization	6,898	1,637	16,164	1,637

	1,003,479	1,192,338	3,111,304	3,276,333

	(746,762)	(691,664)	(2,686,080)	(2,674,126)
Income (loss) from joint ventures	1,620,403	(541,618)	4,293,803	(3,235,869)

NET INCOME (LOSS)	$873,641	$(1,233,282)	$1,607,723	$(5,909,995)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	FC-Granite,	Limited
	Inc.	Partners	Total

Balance at December 31, 1998	$(11,864,418)	$2,820,757	$(9,043,661)
Cancellation of interest on special units	1,331,414	—	1,331,414
Net loss	(14,910,526)	(2,820,757)	(17,731,283)

Balance at December 31, 1999	(25,443,530)	—	(25,443,530)
Net loss	(1,933,299)	—	(1,933,299)

Balance at December 31, 2000	(27,376,829)	—	(27,376,829)
Net income	1,607,723	—	1,607,723

Balance at September 30, 2001 (unaudited)	$(25,769,106)	$—	$(25,769,106)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash Flow from Operating Activities:
Net income (loss)	$1,607,723	$(5,909,995)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	16,164	1,637
(Income) loss from joint ventures	(4,293,803)	3,235,869
Changes in operating assets and liabilities:
Increase in land and land improvements	(1,999,053)	(1,721,650)
Decrease in mortgage notes receivable	361,074	636,580
(Increase) decrease in interest receivable	(20,209)	18,932
Decrease in other assets	—	26,204
Decrease in accounts payable	(94,756)	—
Increase in accrued interest	924,160	812,217
Increase in accrued real estate taxes and other	80,090	53,774

Net cash used in operating activities	(3,418,610)	(2,846,432)

Cash Flow from Investing Activities:
Distribution from affiliate	—	300,000
Advances to joint ventures	—	(580,000)
Repayments of advances to joint venture	4,183,015	4,919,727

Net cash provided by investing activities	4,183,015	4,639,727

Cash Flow from Financing Activities:
Repayment of Senior Notes	(2,000,000)	—
Proceeds from loan payable – Sunrise Land Company	—	1,949,400
Repayment of loan payable – Sunrise Land Company	—	(4,549,400)
Proceeds from mortgage notes payable	940,638	1,993,081
Repayment of mortgage notes payable	—	(1,358,853)
Payment of mortgage procurement costs	(35,351)	(36,362)

Net cash used in financing activities	(1,094,713)	(2,002,134)

Decrease in cash	(330,308)	(208,839)
Cash at beginning of the period	1,008,083	3,219,145

Cash at end of the period	$677,775	$3,010,306

Supplemental Disclosure of Non-Cash Activities:
Land improvement costs included in accounts payable	$13,610	$3,407

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

Unaudited Interim Financial Statements
The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the operations for the periods presented. Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results of operations which may be expected for the full year.

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

Silver Canyon Partnership
SC Partnership is the owner of Seven Hills, a 1,293 acre master planned residential community currently under development in Henderson, Nevada. During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. During the first quarter of 2001, ANC recovered the portion of its cash investment it was entitled to recover per the Agreement. As a result, pursuant to the provisions of the Agreement, the Partnership is entitled to receive all distributions from SC Partnership until the Partnership has recovered its entire cash investment (See Note F). After the Partnership has recovered its entire cash investment, ANC and the Partnership will share all remaining distributions equally.

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A – FINANCIAL STATEMENT DISCLOSURES (continued)

New Accounting Standards
In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The new standard becomes effective for the first quarter in the fiscal year ending December 31, 2002. The Partnership does not believe that the adoption of this pronouncement will have a material impact on the Partnership’s financial position, results of operations, or cash flows.

Reclassifications
Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NOTE B – SENIOR NOTES PAYABLE

The Partnership has unsecured senior notes payable (“Senior Notes”) limited to the aggregate principal amount of $34,000,000 and $36,000,000 at September 30, 2001 and December 31, 2000, respectively. The Senior Notes bear interest at a fixed annual rate of 10.83%, payable semi-annually, and include a negative pledge covenant relating to the assets and operations of the Partnership, allowing only a collateralized working capital line not to exceed $5,000,000 and subordinated indebtedness of $5,000,000. Until such time as the principal of the Senior Notes and interest thereon is repaid in full, 100% of the cash flow of the Partnership, as defined in the partnership agreement, shall be applied to repay the Senior Notes. The Senior Notes will mature on November 15, 2003, but are subject to earlier redemption. On June 29, 2001, the Partnership repaid $2,000,000 in Senior Notes plus accrued interest to that date.

Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid. The Partnership has not deferred interest payments on the Senior Notes payable.

NOTE C – MORTGAGE NOTES PAYABLE

In August 2000, the Partnership obtained a construction loan agreement for Solon Estates (Thornbury), a 250 acre residential development located in Solon, Ohio. The loan amount is not to exceed $3,500,000 with a maturity date of August 1, 2004. The principal outstanding bears interest at the prime rate (6% at September 30, 2001). As of September 30, 2001, the outstanding balance under this loan agreement was $940,638.

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE D – PARTNER’S SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, $9,000,000 of the partner’s special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. As a result of the SC Partnership excess costs and their impact on the Partnership as discussed in Note A, FC-Granite, the holder of the special units, modified the interest arrangement during 1999. As a result, $2,595,639 in interest has not been accrued from February 1, 1999 through September 30, 2001.

NOTE E – TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership’s affairs and development activities.

NOTE F – INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Silver Canyon Partnership
The Partnership has a 33 1/3% interest in SC Partnership. The Partnership’s investment in SC Partnership at September 30, 2001 and December 31, 2000 was $(3,344,736) and $(7,645,818), respectively.

The Partnership has advances outstanding to the SC Partnership of $17,372,441 and $21,555,454 at September 30, 2001 and December 31, 2000, respectively. The decrease in advances outstanding is the result of loan repayments of $4,183,015 funded by proceeds from SC Partnership land sales. Based on the Agreement discussed in Note A, the above advances to SC Partnership shall not bear interest.

SC Partnership has financing to fund development expenditures for the Seven Hills project. In January 2001, this loan agreement was amended to reduce funding of development costs from 100% to 50% and to reduce the maximum outstanding balance from $10,000,000 to $3,000,000. The loan bears interest at prime (6% at September 30, 2001) plus 1% and matures January 28, 2002. There was no outstanding loan balance under this agreement at September 30, 2001 and December 31, 2000.

This loan agreement, as amended, contains two debt service coverage ratios, which requires SC Partnership to maintain a certain level of net worth, as defined in the loan agreement. Pursuant to the provisions of the amended loan agreement, net worth has been redefined for the purposes of the two debt service coverage ratios to include the debt that SC Partnership owes to the Partnership.

For the nine months ended September 30, 2001, SC Partnership generated net income of $4,528,398 of which $4,301,082 was recorded by the Partnership pursuant to the terms of the Agreement. For the nine months ended September 30, 2000, SC Partnership generated a loss of $3,335,890, 100% of which was recorded by the Partnership.

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F – INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, SC Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000, revised estimates of sales and costs to complete resulted in an overall gross margin for the project. As a result, a gross margin was reported relating to sales activity for that period. Sales and costs to complete have been further revised in the first nine months of 2001 based upon current activity, maintaining an overall gross margin for the project. Based on these current revised estimates, a gross margin of $2,087,042 and $5,414,708 was reported for the three and nine month periods ended September 30, 2001 relating to sales activity for each respective period.

Shown below is the condensed financial information for the Silver Canyon Partnership:

	As of September 30,	As of December 31,
	2001	2000

Balance Sheet
Assets, primarily undeveloped land	$14,027,189	$16,935,735
Liabilities, primarily affiliate loans	24,636,810	28,899,654

Partners’ deficit	(10,609,621)	(11,963,919)
Less: Outside partners’ deficit	(7,264,885)	(4,318,101)

Investment in joint ventures	$(3,344,736)	$(7,645,818)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating Results
Sales from developed property	$5,487,883	$9,516,811	$17,237,833	$23,930,183
Gross margins	$2,087,042	$—	$5,414,708	$—
Other income	$128,438	$97,155	$686,256	$206,891
Expenses	$355,564	$674,957	$1,572,566	$3,542,781
Net income (loss)	$1,859,916	$(577,802)	$4,528,398	$(3,335,890)

Eaton Estate Partnership
The Partnership has a 30% interest in Eaton Estate Partnership (“Eaton”). Eaton is a 623 acre, 1,575 unit development with 5 remaining units. The Partnership’s investment in Eaton at September 30, 2001 and December 31, 2000, was $759,922 and $767,202, respectively. For the nine months ended September 30, 2001 and 2000, Eaton generated net loss of $24,265 and net income of $333,405, respectively, of which $7,279 and $100,022, respectively, was recorded by the Partnership under the equity method.

PART I – ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     The following discussion and analysis of Granite Development Partners, L.P. (“Partnership”), should be read in conjunction with the accompanying financial statements included herein as well as the audited financial statements for the year ended December 31, 2000 contained in the Annual Report on Form 10-K.

Results of Operations

Overview
     For the nine months ended September 30, 2001 and September 30, 2000, the Partnership reported net income of $1,607,723 and a net loss of $5,909,995, respectively. The increase in net income is primarily the result of income from joint ventures of $4,293,803 for the nine months ended September 30, 2001 versus a loss of $3,235,869 for the nine months ended September 30, 2000. The increase in income from joint ventures is due primarily to the recognition of gross margins at the Silver Canyon Partnership (“SC Partnership”) owned Seven Hills project, a 1,293 acre master planned residential community currently under development in Henderson, Nevada.

     For the three months ended September 30, 2001 and 2000, the Partnership reported net income of $873,641 and a net loss of $1,233,282, respectively. The increase in net income is primarily the result of income from joint ventures of $1,620,403 for the three months ended September 30, 2001 versus a loss of $541,618 for the three months ended September 30, 2000. The increase in income from joint ventures is due primarily to the recognition of gross margins at the Seven Hills project.

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

Seven Hills — Gross Margins Fourth Quarter 2000 and First Nine Months 2001
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

     During the fourth quarter of 2000 and up through September 30, 2001, a significant amount of speculation was eliminated relating to the pricing of estate lots. Strong sales of high-end estate lots at prices higher than those used in the preliminary business plan reduced the need to use a lowest-probable pricing scenario for high-end estate lots. As a result, revised estimates were incorporated by management for pricing and potential future cost. This resulted in the Partnership reporting gross margin beginning with sales in the fourth quarter of 2000. In addition, during the three and nine month periods ended September 30, 2001, $2,087,042 and $5,414,708 of gross margin was reported, respectively.

     SC Partnership and the Partnership management will continue to monitor all trends, results and uncertainties very closely. Gross margin reported will continue to be adjusted based on continued review of the business plan, and the effect that trends, actual results, and potential uncertainties have on the business plan.

Silver Canyon Partnership – Agreement (1999)
     During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. As of September 30, 2001, ANC has recovered the portion of it’s cash investment it was entitled to recover per the Agreement. As a result, pursuant to the provisions of this Agreement, the Partnership is entitled to receive all cash flow from SC Partnership until the Partnership has recovered its entire cash investment. After the Partnership has recovered its entire cash investment, ANC and the Partnership will share all remaining distributions equally.

Comparisons – Results of Operations
     Sales of $536,250 in developed property were recorded for the nine months ended September 30, 2001 versus $1,846,300 for the nine months ended September 30, 2000. The Partnership recorded sales of $341,000 for the three months ended September 30, 2001 versus $1,674,300 for the three months ended September 30, 2000. As of October 31, 2001, 2 lots of the 132 remaining lots in the Solon Estates (Thornbury) subdivision in Solon, Ohio sold for $280,000 and 13 lots were under contract for $1,817,000.

     Interest income totaled $102,299 for the nine months ended September 30, 2001 versus $33,615 for the nine months ended September 30, 2000. For the three months ended

September 30, 2001 and 2000, the Partnership reported interest income of $23,477 and $12,421, respectively. The increase is primarily due to interest earned on notes receivable from the sales of developed property and from the investment of proceeds from sales in short-term commercial paper.

     Interest expense totaled $2,900,033 for the nine months ended September 30, 2001 versus $3,061,617 for the nine months ended September 30, 2000. For the three months ended September 30, 2001 and 2000, the Partnership reported interest expense of $941,006 and $1,086,169, respectively. Interest expense is mainly comprised of interest accrued for senior notes and operating loans.

     Operating and other expenses totaled $153,440 for the nine months ended September 30, 2001 versus $164,023 for the nine months ended September 30, 2000. Operating and other expense is mainly comprised of legal and professional fees, title and escrow fees, and maintenance expenses. The decrease in operating and other expenses is primarily due to a decrease in maintenance expenses and title fees of $26,338 that is partially offset by an increase in legal and professional fees of $18,780.

     For the three months ended September 30, 2001 and 2000, the Partnership reported operating and other expenses of $40,311 and $88,404, respectively. The decrease is primarily attributed to a decrease in maintenance expenses and title fees which were $13,324 for the three months ended September 2001 versus $29,237 for the three months ended September 2000 and a decrease in legal and professional fees which were $16,303 for the three months ended September 2001 versus $31,618 for the three months ended September 2000.

     Income from joint ventures was $4,293,803 for the nine months ended September 30, 2001 versus a loss of $3,235,869 for the nine months ended September 30, 2000. Income from joint ventures consists of income from SC Partnership and Eaton Estate Partnership, both being recorded by the Partnership under the equity method. The increase in joint venture income is due primarily to the recognition of gross margins and the decrease in legal costs at the Seven Hills project.

     Income from joint ventures was $1,620,403 for the three months ended September 30, 2001 versus a loss from joint ventures of $541,618 for the three months ended September 30, 2000. The increase in income from joint ventures is primarily due to the recognition of gross margins and the decrease in legal costs at the Seven Hills project.

     Eaton Estate Partnership reported no sales for the nine months ended September 30, 2001 and 2000. As of October 31, 2001, the five remaining units were under contract to sell for $200,000.

     The SC Partnership reported sales of $17,237,833 for the nine months ended September 30, 2001, versus sales of $23,930,183 for the nine months ended September 30, 2000.

     As of October 31, 2001, 9 of the remaining 112 lots closed for $483,867 and 15 lots were under contract for $6,997,250 at the Seven Hills development in Henderson, Nevada.

Financial Condition and Liquidity

Cash Flows
     The net cash used in operating activities was $3,418,610 for the nine months ended September 30, 2001 versus $2,846,432 for the nine months ended September 30, 2000. The increase in net cash used is primarily the result of an increase in land and land improvements of $1,999,053 for the nine months ended September 30, 2001 versus an increase of $1,721,650 for the nine months ended September 30, 2000, and a decrease in mortgage notes receivable of $361,074 for the nine months ended September 30, 2001 versus a decrease of $636,580 for the nine months ended September 30, 2000. Other changes include net income of $1,607,723 for the nine months ended September 30, 2001 versus net loss of $5,909,995 for the nine months ended September 30, 2000 which was mostly offset by an income from joint ventures of $4,293,803 for the nine months ended September 30, 2001 versus a loss of $3,235,869 for the nine months ended September 30, 2000.

     Net cash provided by investing activities was $4,183,014 for the nine months ended September 30, 2001 versus net cash provided by investing activities of $4,639,727 for the nine months ended September 30, 2000. The increase in funds provided was mainly the result of an increase in repayments of advances to joint venture of $4,183,014 for the nine months ended September 30, 2001 versus an increase in repayments of advances to joint venture of $4,919,727 for the nine months ended September 30, 2000. The decrease in investments in and advances to joint ventures for both the nine months ended September 30, 2001 and 2000 consists primarily of loan repayments through proceeds from SC Partnership land sales.

     Net cash used in financing activities was $1,094,713 for the nine months ended September 30, 2001 and $2,002,134 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Partnership repaid $2,000,000 of its Senior Notes. The Partnership also received proceeds of $940,638 from a mortgage note payable for expenditures at the Solon Estate (Thornbury) development. During the nine months ended September 30, 2000, the Partnership repaid Sunrise Land Company the $4,549,400 loaned for expenditures at the Seven Hills project as of December 31, 1999 and subsequently borrowed an additional $1,949,400. The Partnership also received proceeds of $1,993,081 from a mortgage note for expenditures at the Solon Estate (Thornbury) development and subsequently repaid $1,358,853.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Management has and will continue to manage interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt to ensure that variable rate exposure is kept at an acceptable level. At September 30, 2001, the Partnership had $940,638 of variable rate debt. At December 31, 2000, there was no variable rate debt outstanding.

     The tables below provides information about the Partnership’s financial instruments that are sensitive to changes in interest rates. For each debt obligation, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
					Fair Market
At September 30, 2001	2001	2002	2003	Total	Value

Fixed:
Senior notes	$—	$—	$34,000,000	$34,000,000	$36,141,772
Interest rate	—	—	10.83%	10.83%	—
Variable:
Variable rate mortgage debt	$—	$940,638	$—	$940,638	$940,638
Interest rate	—	6.00%	—	6.00%	—

	$—	$940,638	$34,000,000	$34,940,638	$37,082,410

	Expected Maturity Date
					Fair Market
At December 31, 2000	2001	2002	2003	Total	Value

Fixed:
Senior notes	$—	$—	$36,000,000	$36,000,000	$36,000,000
Interest rate	—	—	10.83%	10.83%	—

	$—	$—	$36,000,000	$36,000,000	$36,000,000

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Partnership is not involved in any instances of litigation related to its operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits – none

(b)	No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Granite Development Partners, L.P. (Registrant)

DATE:	11/14/01	/s/ Robert F. Monchein Robert F. Monchein President FC-Granite, the general partner of Granite Development Partners, L.P.

DATE:	11/14/01	/s/ Mark A. Ternes Mark A. Ternes Controller FC-Granite, the general partner of Granite Development Partners, L.P.