Form 10-K
period 2001-12-31
GRANITE DEVELOPMENT PARTNERS LP
filed 2002-03-29
CIK 925171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-K
(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         X        For the fiscal year ended  December 31, 2001
         -                                   -----------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    --------------

Commission file number 0330-080104
                       -----------

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      34-1754061
-------------------------------------          ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

1050 Terminal Tower     50 Public Square      Cleveland, Ohio       44113
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code          216-621-6060
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    X       NO
                                      ---------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Agreement to this form 10-K. ( )

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS




PART I.                                                                                 PAGE
-------                                                                                 ----

Item     1.       Business                                                              3
         2.       Properties                                                            4
         3.       Legal Proceedings                                                     4
         4.       Submission of Matters to a Vote of Security Holders                   4


PART II.
--------

Item     5.       Market for Registrant's Common Equity
                           and Related Stockholder Matters                              4
         6.       Selected Financial Data                                               5
         7.       Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                    6
         7A.      Quantitative and Qualitative Disclosure About Market Risk             16
         8.       Financial Statements and Supplementary Data                           17
         9.       Changes in and Disagreements with Accountants on Accounting
                           And Financial Disclosure                                     46

PART III.
---------

Item     10.      Directors and Executive Officers of the
                           General Partner of the Registrant                            46
         11.      Executive Compensation                                                46
         12.      Security Ownership of Certain Beneficial Owners
                           and Management                                               46
         13.      Certain Relationships and Related Transactions                        46


PART IV.
--------

Item     14.      Exhibits, Financial Statement Schedules and Reports
                            on form 8-K                                                 47-48

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

         The Partnership expects sales of all its properties to be complete by the year 2005, at which time the Partnership is expected to dissolve and terminate.

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

INVESTMENT OBJECTIVES AND POLICIES

         The principal investment objectives of the Partnership are the preservation of capital and appreciation of such capital through sales of land at increased values. There is no assurance that these investment objectives will be achieved. The Partnership has invested in undeveloped land or in partnerships or joint ventures that hold interests in such land on an all-cash basis and intends to realize the appreciation of such land upon resale. The Partnership Properties, the majority of which will be developed as residential tracts, have been acquired and developed with the proceeds from the sale of the senior notes and the warrants exercisable into partnership units and the proceeds from the sale of Partnership Properties allocated to such future acquisition and development. The Partnership Properties are in various stages of development ranging from fully developed and ready for sale to third parties, to projects with sales not expected to be completed for another three years. Seven Hills is not expected to fully mature for another two years. The Partnership expects sales of all Partnership Properties to be completed by the year 2005, at which time the Partnership will dissolve and terminate.

         The Partnership will develop each of its properties at a rate which will approximate the absorption rate in the relevant real estate market. Once development is completed, the properties will be marketed and sold. Upon completion of the sale of all of the Partnership Properties, remaining proceeds will be used to repay the senior note holders and the Partnership will be dissolved and terminated.

FORMATION OF THE PARTNERSHIP

         All of the Partnership Properties have been acquired and are in various stages of development. These properties are owned, developed and sold by the Partnership or a joint venture in which the Partnership, or a wholly-owned subsidiary of the Partnership, is a joint venture partner. The formation of the Partnership was designed to facilitate development of Partnership Properties under the control of a single entity, the Partnership, with greater access to the public and private capital markets and to enhance the potential for future growth.

COMPETITION

         Competition in this segment is dominated by price, location and availability of properties.

Item 2.  Properties

         The following properties remain in the Partnership property portfolio as of December 31, 2001:

NAME                              DESCRIPTION
----                              -----------

Day Drive                         Located in Parma, Ohio. Approximately four (4) acres of commercially zoned property remain.


Solon Estates (Thornbury)         Located in Solon, Ohio. Consists of 250 acres zoned for 175 single family lots and cluster homes of which 51 lots have been sold. Sales are expected to be completed within three years.


Seven Hills (Silver Canyon)       Located in Henderson, Nevada. A 1,293 acre master planned residential community currently under development. Consists of 3,296 lots of which 3,212 lots are sold; 12.1 unsold commercial acres. Sales are expected to be completed within two years.


Music Street                      Located in Newbury Township, Ohio. Consists of thirty, 3 acre residential lots of which six lots remain.

Fairfax Meadows                   Located in Medina, Ohio. Consists of 73 acres zoned for 141 single family residential sublots of which 23 lots remain.  Sales are expected to be completed within two years.


Item 3.  Legal Proceedings

         Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Partnership is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Partnership or its properties, which is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the year ended December 31, 2001.

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

Item 6.  Selected Financial Data




                                   Fiscal               Fiscal              Fiscal              Fiscal             Fiscal
                                    2001*               2000**              1999***            1998****           1997*****
                             -------------------- -------------------  ------------------ ------------------- ------------------

OPERATING RESULTS
Sales of developed
  property                     $     1,629,800        $    7,617,600      $    4,709,680      $    8,417,447     $   5,709,083
Gross margin                   $       714,869        $    3,364,688      $    1,183,266      $    2,479,013     $   2,088,020
Net income (loss)              $     2,886,995        $  (1,933,299)      $ (17,731,283)      $  (1,215,059)     $   (357,213)


                                December 31,         December 31,        December 31,        December 31,        January 31,
                                    2001                 2000                1999                1998               1998
                             -------------------- -------------------  ------------------ ------------------- ------------------
FINANCIAL POSITION
Total assets                   $    19,850,256        $   18,416,386      $   28,689,141      $   49,641,324     $  48,015,304
Land and land
  improvements                 $     2,863,422        $    1,244,223      $    2,394,946      $    3,203,853     $   6,360,771
Investments in and
  advances to joint
    ventures                   $    14,586,951        $   14,676,838      $   21,983,937      $   32,221,489     $  29,748,165
Total debt, including
  mortgage debt                $    34,740,634        $   36,000,000      $   36,528,961      $   36,776,659     $  37,242,514

         * Fiscal 2001 results are for the year ended December 31, 2001
        ** Fiscal 2000 results are for the year ended December 31, 2000
       *** Fiscal 1999 results are for the year ended December 31, 1999
      **** Fiscal 1998 results are for the eleven months ended December 31, 1998 ***** Fiscal 1997 results are for the year ended January 31, 1998

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of Granite Development Partners, L.P. ("Partnership"), should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2001 contained in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Overview
         The Partnership's results of operations for the years ended December 31, 2001, 2000 and 1999 include the financial results, accounted for on the equity basis, of Eaton Estate Partnership ("Eaton") and Silver Canyon Partnership ("SC Partnership"), the Partnership's two joint ventures. The Partnership has four remaining wholly owned projects in inventory at December 31, 2001. Eaton recorded its final sales during 2001. Eaton will be dissolved in 2002 and all remaining cash will be distributed to the partners pursuant to the terms of the partnership agreement. The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in SC Partnership. The only project owned by SC Partnership is Seven Hills, which is discussed in more detail below.

         For the fiscal years ended December 31, 2001 and December 31, 2000, the Partnership reported net income of $2,886,995 and a net loss of $1,933,299, respectively. The increase in net income is primarily the result of net income from joint ventures of $6,145,060 for the year ended December 31, 2001 versus a net loss from joint ventures of $908,158 for the year ended December 31, 2000. This increase was partially offset by a decrease in Partnership gross margins from $3,364,688 for the year ended December 31, 2000 to $714,869 for the year ended December 31, 2001.

         For the fiscal years ended December 31, 2000 and December 31, 1999, the Partnership reported net losses of $1,933,299 and $17,731,283 respectively. The decrease in net loss is primarily the result of the following: a loss from joint ventures of $9,670,001 for the year ended December 31, 1999 versus $908,158 for the year ended December 31, 2000; the forgiveness of $3,800,771 of previously recognized interest income from SC Partnership during 1999; the forgiveness of $1,455,981 of previously recognized commission income from SC Partnership during 1999; and the forgiveness of $220,000 of administrative fee income from SC Partnership during 1999. The forgiveness of previously recognized interest and fees is the result of an agreement ("Agreement") between American Nevada Seven Hills Limited Partnership ("ANC") and the Partnership, the partners in SC Partnership, which modified certain terms of the Silver Canyon Partnership Agreement. This Agreement is described further in subsequent paragraphs.

Silver Canyon Partnership - Agreement (1999)
         As discussed above, the primary reason for the net loss reported by the Partnership in 1999, was due to the loss from joint ventures of $9,670,001 of which $9,899,688 related to SC Partnership. The SC Partnership loss recorded by the Partnership related primarily to excess project costs for the Seven Hills project identified in 1999. As a result of such excess costs, ANC, the partner in SC Partnership responsible for the on-site improvements in the Seven Hills project, and the Partnership entered into the Agreement which modified certain terms of the Silver Canyon Partnership Agreement. The intent of the Agreement was to result in a more equitable sharing of excess costs by ANC and the Partnership to minimize the impact of the identified costs in excess of budget to complete the Seven Hills project and to preserve cash flow available to meet the Partnership's obligations.

         The Agreement's impact on the Silver Canyon Partnership Agreement included the following provisions:

1. ANC assigned all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the SC Partnership. Amounts previously paid were deemed return of capital.

2. ANC funded one-half of the settlement amounts for the two lawsuits settled in 1999 and 2000.

3. The Partnership funded the remaining settlement liability for the lawsuits but received a priority distribution to cover such capital contribution.

4. After the priority distribution in #3, ANC and the Partnership received distributions pari passu until ANC recovered its entire cash investment except for $750,000, which occurred in the first quarter of 2001.

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
                                                                       ===========

         The following table summarizes the impact of the Agreement to the SC Partnership Agreement as it relates directly to the Partnership as of December 31, 1999:

Land inventory adjustment at ownership                                $  4,263,313
Fees and commissions adjustment at ownership                             1,675,982
                                                                      ------------
  Subtotal                                                            $  5,939,295

Forgiveness of capitalized income recognized                           (3,800,771)
Forgiveness of commission income                                       (1,455,981)
Forgiveness of administration fee income                               (  220,000)
                                                                      ------------
  Subtotal                                                            $(5,476,752)
                                                                      ------------
  Total                                                               $    462,543
                                                                      ============

         The general partner of the Partnership is FC-Granite, Inc., an Ohio corporation ("FC-Granite"). FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"). As a result of the Partnership excess costs and their impact on the Partnership, FC-Granite and Sunrise forgave certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses which were recorded as a reduction to expense in the statement of operations:

Administrative fees to FC-Granite                                       $   77,123
Real estate commissions to FC-Granite                                       59,295
Development fees to Sunrise                                                 67,765
Interest to Sunrise                                                         84,476
                                                                        ----------
                                                                        $  288,659
                                                                        ==========

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

Seven Hills - Gross Margins Fourth Quarter 2000 and 2001
         The 2001 Seven Hills business plan was approved by the partners on January 25, 2001. That plan showed remaining sales to be sufficient to recover estimated costs to complete, resulting in an overall gross margin. However, the 2001 business plan continued to be based on speculation of sales prices, particularly for high priced estate lots. In addition, the 2001 business plan did not include estimates for certain contingent project costs. As a result, Partnership management adjusted the 2001 business plan to remove some of the speculation of higher priced estate lot pricing. The plan was also adjusted by management to include certain of the contingent project cost items that were reasonable to estimate and are reasonably probable to incur.

         The 2002 Seven Hills business plan was approved by the partners on February 7, 2002. That plan continues to show remaining sales to be sufficient to recover estimated costs to complete resulting in an overall gross margin and was adjusted by management to include certain of the contingent project cost items that are reasonable to estimate and are reasonably probable to incur.

         During the fourth quarter of 2000 through to December 31, 2001, a significant amount of speculation was eliminated relating to the pricing of estate lots. Strong sales of high-end estate lots at prices higher than those used in the preliminary business plan reduced the need to use a lowest-probable pricing scenario for estate lots. As a result, revised estimates were incorporated by management for pricing and potential future cost. This resulted in the Partnership reporting gross margin beginning with sales in the fourth quarter of 2000. During the year ended December 31, 2001, $9,688,825 of gross margin was reported.

         SC Partnership and the Partnership management will continue to monitor all trends, results and uncertainties very closely. Gross margin reported will continue to be adjusted based on continued review of the business plan, and the effect that trends, actual results, and potential uncertainties have on the business plan.

Comparisons - Results of Operations
         Sales of developed property totaled $1,629,800 for the year ended December 31, 2001, $7,617,600 for the year ended December 31, 2000 and $4,709,680 for the year ended December 31, 1999. The following significant sales occurred in fiscal 2001: 1) 10 lots in the Solon Estates (Thornbury) development for $1,335,800; 2) 5 lots in the Fairfax Meadows development for $224,000 and 1 lot in River Oaks for $ 70,000. The following significant sales occurred in fiscal 2000: 1) 41 lots in the Solon Estates (Thornbury) development for $4,671,100; 2) 45 lots in the Fairfax Meadows development for $1,973,000 and 4.8 acres in Day Drive for $690,000. The following significant sales occurred in fiscal 1999: 1) 54 lots in the Ledges development for $3,235,680; 2) 20 lots in the Fairfax Meadows development for $1,026,000; 3) 7 single family sublots in Cambridge Park for $368,000; and 4) a 0.77 acre parcel of Drake Estates in Strongsville for $80,000. Note that the Ledges, Cambridge Park and Drake Estates were completed and sold out in 1999. River Oaks was completed and sold out during 2001.

         As of March 4, 2002, one lot in the Solon Estates (Thornbury) subdivision in Solon, Ohio has sold for $140,000, one lot in the Fairfax Meadows subdivision in Medina, Ohio has sold for $44,000 and one lot in the Music Street subdivision in Newbury Township has sold for $60,000. Also at this date, four lots in the Solon Estates (Thornbury) subdivision in Solon, Ohio were under contract for $523,450. These contracts are not guaranteed to close.

         Interest income totaled $126,993 for the year ended December 31, 2001 versus $86,631 for the year ended December 31, 2000. Interest income is comprised of interest earned on notes receivable from the sales of developed property and from the investment of proceeds from sales in short-term commercial paper. The increase in interest income in fiscal 2001 is primarily due to the increase in interest earned on notes receivable.

         Interest income totaled $86,631 for the year ended December 31, 2000 versus $954,398 for the year ended December 31, 1999. The decrease in interest income in fiscal 2000 is mainly due to the decrease in the recognition of deferred interest income. During the year ended December 31, 1999, $772,027 was recognized related to SC Partnership sales, as previously discussed. No deferred interest income was recognized during fiscal year 2000.

         Commission income of $189,448 was recorded for the year ended December 31, 1999. Commission income earned during 1999 and in prior years from the SC Partnership, in the amount of $1,455,981, was forgiven in 1999 in connection with the Agreement and reapplied as repayment of partner loans and capital. There was no commission income recorded for the years ended December 31, 2001 and 2000.

         Other income totaled $14,743 for the year ended December 31, 2001 versus $2,205 for the year ended December 31, 2000. The increase in other income in fiscal 2001 is primarily due to forfeited deposits.

         Other income totaled $2,205 for the year ended December 31, 2000 versus $110,187 for the year ended December 31, 1999. Other income for the year ended December 31, 1999 is mainly comprised of deferred administrative fees and management fees related to the SC Partnership. Administrative fee income earned during fiscal 1999 and in prior years in the amount of $220,000 was reapplied as repayment of partners loans and capital. The decrease in other income in fiscal 2000 is mainly due to the decrease in the recognition of deferred administrative and management fees related to the SC Partnership.

         Interest, commission, and administrative fee income in the amounts of $3,800,771, $1,455,981, and $220,000, respectively, recorded through the statement of operations in fiscal year 1999 and prior years, was forgiven during the year ended December 31, 1999. The total amount of $5,476,752 was recorded as a loss from joint venture agreement in the statement of operations.

         Interest expense totaled $3,788,423 for the year ended December 31, 2001 versus $4,090,708 for the year ended December 31, 2000. Interest expense is mainly comprised of interest accrued for Senior Notes, operating loans and mortgage notes payable. There was no interest expense incurred for operating loans during the year ended December 31, 2001 versus $354,359 for the year ended December 31, 2000.

         Interest expense totaled $4,090,708 for the year ended December 31, 2000 versus $4,470,896 for the year ended December 31, 1999. Interest expense for operating loans was $354,359 for the year ended December 31, 2000 versus $503,287 for the year ended December 31, 1999.

         Partner fees totaled $143,154 for the year ended December 31, 1999. Partner fees are comprised of administrative fees, development fees and commissions. There were no partner fees recorded for the years ended December 31, 2001 and 2000.

         As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the administrative fee arrangement. The administrative fee was not earned or accrued beyond June 30, 1999 and the unpaid accrued amount of $77,123 as of June 30, 1999 was deemed paid by the reapplication of a portion of the previously paid special units interest. Originally, FC-Granite was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership equal to one-sixth of 1% of the book value of the partnership properties, as defined. Total administrative fees accrued for the six months ended June 30, 1999 were $79,126. Administrative fees payable as of December 31, 1998 were $196,494. The Partnership paid administrative fees of $198,497 during the year ended December 31, 1999.

         As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise modified the development fee arrangement. The development fee was not earned or accrued beyond June 30, 1999 and the unpaid accrued amount of $67,765 as of June 30, 1999 was deemed paid by the reapplication of a portion of the paid special units interest. Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership's properties. Total development fees accrued for the six months ended June 30, 1999 were $34,148. Development fees payable as of December 31, 1998 were $569,473. The Partnership paid development fees of $535,856 during the year ended December 31, 1999.

         As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the real estate commissions arrangement. The real estate commissions were not earned or accrued beyond June 30, 1999 and the unpaid accrued amount of $59,295 as of June 30, 1999 was deemed paid by the reapplication of a portion of the paid special units interest. Total real estate commissions accrued for the six months ended June 30, 1999 were $29,880. Commissions payable as of December 31, 1998 were $498,289. The Partnership paid commissions of $468,874 for the first six months of 1999 prior to the modification of the real estate commission arrangement.

         Operating and other expenses totaled $236,331 for the year ended December 31, 2001 versus $287,032 for the year ended December 31, 2000. Operating and other expenses are mainly comprised of legal fees, title fees and escrow fees. Title and escrow fees decreased from $63,431 for the year ended December 31, 2000 to $12,541 for the year ended December 31, 2001.

         Operating and other expenses totaled $287,032 for the year ended December 31, 2000 versus $344,635 for the year ended December 31, 1999. During the year ended December 31, 1999, legal settlement costs of $100,000 were recorded for the claims related to the 194th Street property in Miami Beach, Florida. During the year ended December 31, 2000 an additional $12,500 in costs were incurred. Title and escrow fees increased from $43,259 for the year ended December 31, 1999 to $63,431 for the year ended December 31, 2000.

         Income from joint ventures was $6,145,060 for the year ended December 31, 2001 versus loss from joint ventures of $908,158 for the year ended December 31, 2000 and $9,670,001 for the year ended December 31, 1999. Income from joint ventures consists of income from SC Partnership and Eaton, both being recorded by the Partnership under the equity method. The increase in joint venture income in fiscal 2001 as compared to 2000 and 1999, is mostly due to revised estimates for pricing and potential future costs relating to the Seven Hills project as previously discussed, resulting in increased gross margins recognized by SC Partnership.

         Eaton had no lots remaining and reported final sales of $200,000 for the year ended December 31, 2001, no sales for the year ended December 31, 2000 and $1,560,000 for the year ended December 31, 1999.

         The SC Partnership reported sales from the Seven Hills development in Henderson, Nevada of $25,651,450 for the year ended December 31, 2001, versus sales of $34,038,534 for the year ended December 31, 2000 and sales of $29,431,179 for the year ended December 31, 1999. As of March 4, 2002, at the Seven Hills development in Henderson, Nevada, three lots have sold for $875,000. Also at this date, six lots for $1,449,500 were under contract. These lots are not guaranteed to close.

FINANCIAL CONDITION AND LIQUIDITY

Outlook
         In November 2001, Forest City Enterprises, Inc., the corporate parent of Sunrise, purchased 27.6% or $9,379,000 of the Partnership's total outstanding senior notes payable ("Senior Notes") from an independent third party. Also, in February 2002, Forest City Enterprises, Inc. purchased an additional $453,000 of the Partnership's total outstanding Senior

Notes from an independent third party. Collectively, these two purchases are referred to "Internally Owned Senior Notes". Management believes that the Partnership has the wherewithal to service and retire all of the Senior Notes owned by third parties ("Externally Owned Senior Notes") and mortgage debt. Management also believes that a substantial portion of the Internally Owned Senior Notes will also be serviced and retired. The primary sources of cash that will be used to pay the Senior Notes interest and principal will be from land sales at Seven Hills, Solon Estates (Thornbury) and Fairfax Meadows projects. These projects represent substantially the remainder of the Partnership assets as of December 31, 2001. There is no certainty that the results of any of these business plans will be achieved. (See Information Related to Forward Looking Statements.)

         The following inventory remained at Seven Hills as of December 31, 2001:

                -    12.1 commercial acres
                -    84 residential "estate" or custom lots

         The Partnership has not sold commercial property at Seven Hills to date. Commercial property in the area has sold in the $100,000 to $150,000 per acre range.

         The historical average sales price for estate lots through December 31, 2000 was approximately $259,000. In January 2001, Seven Hills released for sale the most desirable lots. As a result, the average sales price for all estate lots through December 31, 2001, increased to $289,000 based upon actual closings. The updated average sales price through December 31, 2001 for the most desirable estate lot parcels is $574,000. Based on this recent sales activity, management believes a reasonable average sales price for future estate lots is $366,000. There is no assurance that these average prices can be maintained.

         Management estimates that approximately $15,513,500 in costs remains to be spent to complete the Seven Hills project.

         The remaining inventory at Solon Estates (Thornbury) is 103 lots. The average price of lots sold through December 31, 2001 in this project was $118,000. There are also 21 cluster units available. Through December 31, 2001, 17 cluster units have sold for an average price of $92,000. Approximately $3,838,000 in costs remain to be incurred to complete the Thornbury project.

         The remaining inventory at Fairfax Meadows is 23 lots. The average price of lots sold through December 31, 2001 in this project is $42,000. Project construction is substantially complete.

         The Partnership maintains updated business plans for all of its properties. The Seven Hills business plan has been adjusted to reduce sales to a lowest probable pricing scenario, and to include potential costs that have not been included in the business plan ("Management Adjustments"). Currently available cash, along with projected available cash flow, based on these business plans, taking into consideration the Management Adjustments of the Seven Hills plan, appears sufficient to repay the Externally Owned Senior Notes, including interest. There would not be sufficient cash flow to fully retire the Internally Owned Senior Notes, retire the partner's special units of $9,000,000, provide any return on the special units or make any payments to the Partnership's limited partners. Based on current estimates, the shortfall to the Internally Owned Senior Notes would be approximately $3,500,000 considering Management Adjustments of the Seven Hills plan, and approximately $650,000 if the Management Adjustments are not realized.

Cash Flows
         The net cash used in operating activities was $5,227,232 for the year ended December 31, 2001 versus $980,994 for the year ended December 31, 2000. The increase in net cash used in operating activities is primarily the result of an increase in net operating loss (defined as net income (loss), income forgiveness, amortization and income (loss) from joint ventures) of $3,223,648 for the year ended December 31, 2001 versus $1,019,324 for the year ended December 31, 2000 and an increase in land and land improvements of $1,712,319 for the year ended December 31, 2001 versus a decrease of $1,061,919 for the year ended December 31, 2000. These increases in net cash used in operating activities were partially offset by a decrease in accrued interest of $26,165 for the year ended December 31, 2001 versus a decrease of $654,243 for the year ended December 31, 2000 and an increase in mortgage notes receivables of $178,278 for the year ended December 31, 2001 versus an increase of $377,695 for the year ended December 31, 2000.

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

         Net cash provided by investing activities was $6,234,947 for the year ended December 31, 2001 versus $6,398,941 for the year ended December 31, 2000. The decrease in funds provided was the result of a decrease in distributions from affiliates from $1,518,132 for the year ended December 31, 2000 to $650,830 for the year ended December 31, 2001. Partially offsetting the decrease was an increase in investments in and advances to affiliates of $5,584,117 for the year ended December 31, 2001 versus an increase in investment in and advances to affiliate of $4,880,809 for the year ended December 31, 2000.

         Net cash provided by investing activities was $6,398,941 for the year ended December 31, 2000 versus net cash used in investing activities of $888,430 for the year ended December 31, 1999. The increase in funds provided was mainly the result of a decrease in investments in and advances to joint ventures from $4,880,809 for the year ended December 31, 2000 versus an increase in investment in and advances to joint ventures of $1,424,144 for the year ended December 31, 1999. The decrease in investments in and advances to joint ventures for the year ended December 31, 2000 consisted primarily of loan repayments and excess cash distributions from SC Partnership sales of $5,658,370 partially offset by capital call payments to the SC Partnership of $580,000.

         Net cash used in financing activities was $1,294,717 and $7,629,009 for the years ended December 31, 2001 and 2000, respectively. Net cash provided by financing activities was $4,668,805 for the year ended December 31, 1999. During the year ended December 31, 2001, the Partnership redeemed $2,000,000 in Senior Notes and borrowed mortgage notes of $940,638 for expenditures at the Solon Estates (Thornbury) development of which $200,004 was repaid. During the year ended December 31, 2000, the Partnership repaid Sunrise $3,549,400 of funds loaned for expenditures at the Seven Hills project as of December 31, 1999 and subsequently borrowed additional funds totaling $1,949,400 which were repaid during the year ended December 31, 2000. During the same period, the Partnership repaid Eaton $3,514,286 of funds loaned for additional development expenditures as of December 31, 1999. The Partnership also repaid mortgage notes payable of $528,961 relating to expenditures at the Solon Estates (Thornbury) development as of December 31, 1999 and subsequently borrowed additional funds totaling $1,993,081 which were repaid during the year ended December 31, 2000. During January 2002, the Partnership redeemed $5,000,000 in Senior Notes.

Litigation
         Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Partnership is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Partnership or its properties, which is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Partnership.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to makes estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards, and the current economic environment among other factors, in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Partnership's results of operations to those of companies in similar businesses.

Land and Land Improvements
         Land and land improvements are recorded at cost. On a periodic basis, management reviews land and land improvements for impairment when there is an event or change in circumstances that indicates an impairment in value. The Partnership records impairment losses and reduces the carrying amounts of land held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.

         The Partnership is required to make subjective assessments as to whether there are impairments in the value of its properties. These assessments have a direct impact on the Partnership's net income, because recording an impairment charge results in an immediate negative adjustment to net income.

Land Sales
         The Partnership follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate, for reporting sales of land and land improvements on the full accrual method, as appropriate.

         For each land sale, the Partnership determines the amount of land and land improvement costs to be reported in cost of sales using the relative sales value method for the common site costs and the specific identification method for all other costs. The Partnership makes estimates in utilizing the relative sales value method relating to the budgeted improvement costs. These estimates have a direct impact on the Partnership's net income, because a higher or lower cost of sales allocation has a corresponding impact on the net income.

         For the Seven Hills project, the SC Partnership determines the amount of land and land improvement costs to be reported in cost of sales based upon the overall budgeted project gross margin. The budgeted project gross margin is assessed quarterly and revised to reflect historical results and changes in estimates. These revisions are considered a change in estimate and are accounted for prospectively against future sales. Management makes estimates regarding projected future land sales and improvement costs in determining the overall project gross margin. Considerations made in developing estimates of budgeted land sales include the economic conditions, competition, market supply and historical sales figures. Considerations made in developing estimates of budgeted improvement costs include market demand, cost trends and site conditions. These estimates have a direct impact on the Partnership's net income, because a higher or lower cost of sales allocation has a corresponding impact on the proportionate share of income or loss recorded by the Partnership relating to its interest in SC Partnership.

NEW ACCOUNTING STANDARDS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 142 state that goodwill and intangible assets with indefinite useful lives should not be amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Partnership will adopt SFAS 142 effective January 1, 2002. The Partnership does not anticipate that these standards will have a material impact on the Partnership's financial position, results of operations, or cash flows.

In October 2001, the FASB Issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the statement of operations but broadens the scope to include a component of an entity rather than a segment of a business. The Partnership will adopt this standard effective January 1, 2002. The Partnership does not believe this pronouncement will have a material impact on the Partnership's financial position, results of operations or cash flows.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Management has and will continue to manage interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt to ensure that variable rate exposure is maintained at an acceptable level. The Partnership had $740,634 in variable rate debt outstanding at December 31, 2001 and no variable rate debt outstanding at December 31, 2000.

         The tables below provide information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates.


                                                                Expected Maturity
AT DECEMBER 31, 2001                                                  Date
                                              ----------------------------------------------------------------------
                                                                                                      Fair Market
                                                     2002              2003             Total            Value
                                              ----------------------------------------------------------------------
FIXED:
------
       Senior notes                              $  5,000,000        $29,000,000      $34,000,000       $37,142,758

       Stated interest rate                            10.83%             10.83%           10.83%                 -

VARIABLE:
---------
       Variable rate mortgage debt               $    740,634        $         -      $   740,634         $ 740,634
       Stated interest rate (prime)                     4.75%                  -            4.75%             4.75%
                                                 --------------   ---------------   --------------   ---------------
       Total debt                                $  5,740,634        $29,000,000      $34,740,634       $37,883,392
                                                ===============   ===============   ==============   ===============


                                                                 Expected Maturity
AT DECEMBER 31, 2000                                                  Date
                                          ---------------------------------------------------------------------------
                                                                                                       Fair Market
                                             2001         2002           2003            Total            Value
                                          ---------------------------------------------------------------------------
FIXED:
------
       Senior notes                          $     -      $     -      $36,000,000     $36,000,000       $36,299,101
       Stated interest rate                   10.83%       10.83%           10.83%          10.83%                 -
                                          -----------   ----------   --------------  --------------   ---------------
       Total debt                            $     -      $     -      $36,000,000     $36,000,000       $36,299,101
                                          ===========   ==========   ==============  ==============   ===============

Item 8.  Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Granite Development Partners, L.P.

In our opinion, the financial statements listed in the index appearing under
Item 14(a) (1) on page 47 present fairly, in all material respects, the financial position of Granite Development Partners, L.P. (A Delaware Limited Partnership) ("Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(3) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/S/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Cleveland, Ohio
March 4, 2002

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS

                                                                    December 31,         December 31,
                                                                        2001                 2000
                                                                  ------------------   ------------------


ASSETS
------

LAND                                                              $         616,730    $         575,032
LAND IMPROVEMENTS                                                         2,246,692              669,191
                                                                  ------------------   ------------------
                                                                          2,863,422            1,244,223

MORTGAGE NOTES RECEIVABLE                                                 1,523,743            1,345,465

INVESTMENTS IN AND ADVANCES TO
   JOINT VENTURES                                                        14,586,951           14,676,838

OTHER ASSETS

  Mortgage procurement costs, net of accumulated
    amortization of $40,234 and $5,817 in 2001 and
    2000, respectively                                                       31,478               30,545

  Cash                                                                      721,081            1,008,083

  Interest receivable                                                        79,504               67,155

  Other                                                                      44,077               44,077

                                                                  ------------------   ------------------
                                                                            876,140            1,149,860
                                                                  ------------------   ------------------

                                                                  $      19,850,256    $      18,416,386
                                                                  ==================   ==================


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                           BALANCE SHEETS (continued)




                                                               December 31,          December 31,
                                                                   2001                  2000
                                                             ------------------    ------------------


LIABILITIES
& PARTNERS' DEFICIT
-------------------

SENIOR NOTES PAYABLE                                         $     34,000,000      $     36,000,000

MORTGAGE NOTES PAYABLE                                                740,634                     -

OTHER LIABILITIES

  Accounts payable                                                     56,926               242,978

  Accrued interest                                                    472,015               498,180

  Accrued real estate taxes and other                                  70,515                52,057
                                                             ------------------    ------------------

                                                                      599,456               793,215
PARTNERS'  DEFICIT


Partner's special units                                             9,000,000             9,000,000
Partners' deficit                                                (24,489,834)          (27,376,829)
                                                             ------------------    ------------------
                                                                 (15,489,834)          (18,376,829)
                                                             ------------------    ------------------

                                                             $     19,850,256      $     18,416,386
                                                             ==================    ==================


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF OPERATIONS



                                                  For the year          For the year         For the year
                                                     ended                 ended                 ended
                                                  December 31,          December 31,         December 31,
                                                      2001                  2000                 1999
                                                -----------------    -------------------   ------------------


REVENUES
Sales of developed property                          $ 1,629,800     $        7,617,600     $      4,709,680
Cost of sales                                          (914,931)            (4,252,912)          (3,526,414)
                                                -----------------    -------------------   ------------------
                                                         714,869              3,364,688            1,183,266

Interest                                                 126,993                 86,631              954,398
Commissions                                                    -                      -              189,448
Other                                                     14,743                  2,205              110,187
                                                -----------------    -------------------   ------------------
                                                         856,605              3,453,524            2,437,299
                                                -----------------    -------------------   ------------------

EXPENSES
Interest                                               3,788,423              4,090,708            4,470,896
Fees, partners                                                 -                      -              143,154
Real estate taxes                                         55,499                 95,108               63,144
Operating and other                                      236,331                287,032              344,635
Amortization                                              34,417                  5,817                    -
                                                -----------------    -------------------   ------------------
                                                       4,114,670              4,478,665            5,021,829
                                                -----------------    -------------------   ------------------
                                                     (3,258,065)            (1,025,141)          (2,584,530)


Loss from joint venture agreement                              -                      -          (5,476,752)
Income (loss) from joint ventures                      6,145,060             ( 908,158)          (9,670,001)
                                                -----------------    -------------------   ------------------

NET INCOME (LOSS)                                    $ 2,886,995     $      (1,933,299)     $   (17,731,283)
                                                =================    ===================   ==================


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                       FC-Granite             Limited
                                                          Inc.               Partners               Total
                                                   -------------------    ----------------    ------------------

Balance at December 31, 1998                        $  (11,864,418)        $   2,820,757       $    (9,043,661)


Cancellation of interest on special units                 1,331,414                    -              1,331,414

Net loss                                               (14,910,526)          (2,820,757)           (17,731,283)
                                                   -------------------    ----------------    ------------------


Balance at December 31, 1999                           (25,443,530)                    -           (25,443,530)

Net loss                                                (1,933,299)                    -            (1,933,299)
                                                   -------------------    ----------------    ------------------


Balance at December 31, 2000                           (27,376,829)                    -           (27,376,829)

Net income                                                2,886,995                    -              2,886,995
                                                   -------------------    ----------------    ------------------



Balance at December 31, 2001                        $  (24,489,834)        $           -       $   (24,489,834)
                                                   ===================    ================    ==================


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                                                       For the year          For the year          For the year
                                                                           ended                 ended                 ended
                                                                       December 31,          December 31,          December 31,
                                                                           2001                  2000                  1999
                                                                    --------------------  --------------------  --------------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $     2,886,995       $   (1,933,299)        $ (17,731,283)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Forgiveness of capitalized income recognized-
       Silver Canyon Partnership                                                      -                     -             3,800,771
    Forgiveness of commission income-
       Silver Canyon Partnership                                                      -                     -             1,455,981
    Forgiveness of administration fee income-
       Silver Canyon Partnership                                                      -                     -               220,000
    Amortization                                                                 34,417                 5,817                     -
    (Income) loss from joint ventures                                       (6,145,060)               908,158             9,670,001
Changes in operating assets and liabilities:
  (Increase) decrease in land and land improvements                         (1,712,319)             1,061,919               165,384
  (Increase) decrease in mortgage notes receivable                            (178,278)             (377,695)             1,987,574
  (Increase) decrease in interest receivable                                   (12,349)                29,984           (1,812,791)
  Increase in other assets                                                            -              (17,873)                     -
  Increase in administrative fee receivable                                           -                     -              (45,000)
  (Decrease) increase  in accounts payable                                     (92,932)                12,500                     -
  Decrease in accrued fees, partners                                                  -                     -           (1,060,073)
  (Decrease) increase in accrued interest                                      (26,165)             (654,243)               228,366
  Increase (decrease) in accrued real estate taxes and other                     18,459              (16,262)              (35,917)
  Increase in deferred income                                                         -                     -             1,165,150
                                                                    --------------------  --------------------  --------------------

  Net cash used in operating activities                                     (5,227,232)             (980,994)           (1,991,837)
                                                                    --------------------  --------------------  --------------------

CASH FLOW FROM INVESTING ACTIVITIES
  Distribution from joint ventures                                              650,830             1,518,132               535,714
  Investments in and advances to joint ventures                               5,584,117             4,880,809           (1,424,144)
                                                                    --------------------  --------------------  --------------------

  Net cash provided by (used in) investing activities                         6,234,947             6,398,941             (888,430)
                                                                    --------------------  --------------------  --------------------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayment of Senior Notes                                                 (2,000,000)                     -                     -
  Proceeds from loan payable - Sunrise Land Company                                   -             1,949,400             5,748,800
  Repayment of loan payable - Sunrise Land Company                                    -           (5,498,800)           (2,395,951)
  Proceeds from loan payable - Eaton Estate Partnership                               -                     -             5,281,792
  Repayment of loan payable - Eaton Estate Partnership                                -           (3,514,286)           (2,646,004)
  Proceeds from loans payable - National City Bank                              940,638             1,993,081                     -
  Repayment of loans payable - National City Bank                             (200,004)           (2,522,042)             (247,662)
  Distribution of interest on special units                                           -                     -           (1,072,170)
  Payment of mortgage procurement costs                                        (35,351)              (36,362)                     -
                                                                    --------------------  --------------------  --------------------

  Net cash (used in) provided by financing activities                       (1,294,717)           (7,629,009)             4,668,805
                                                                    --------------------  --------------------  --------------------
(DECREASE) INCREASE  IN CASH                                                  (287,002)           (2,211,062)             1,788,538
CASH AT BEGINNING OF THE PERIOD                                               1,008,083             3,219,145             1,430,607
                                                                    --------------------  --------------------  --------------------
CASH AT END OF THE PERIOD                                               $       721,081       $     1,008,083        $    3,219,145
                                                                    ====================  ====================  ====================


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                      STATEMENTS OF CASH FLOWS (continued)


                                                              For the year           For the year          For the year
                                                                  ended                  ended                ended
                                                              December 31,           December 31,          December 31,
                                                                  2001                   2000                  1999
                                                           --------------------   -------------------- ---------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
  Operating Expenses
    Land improvement costs included in accounts payable         $   (93,120)            $  (88,804)        $   (643,523)
    Write off of deferred income                                $          -            $         -        $ (7,544,412)
    Write off of interest receivable                            $          -            $         -        $  11,345,183

  Financing Activities
     Cancellation of interest on special units
        applied to loan payable-Sunrise Land Company            $          -            $         -        $ (2,199,400)
     Cancellation of interest on special units
       applied to Accrued Partners Fees                         $          -            $         -        $   (204,184)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for interest                    $  3,814,588            $ 4,744,951        $   4,242,530


See notes to financial statements.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE A - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization
Granite Development Partners, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 15, 1993 to acquire, develop, market and sell partnership properties, located principally in Ohio and Nevada, including acting as a joint venture partner with respect to certain properties. The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in Silver Canyon Partnership ("SC Partnership"). The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets.

The sole general partner of the Partnership is FC-Granite, Inc., an Ohio corporation ("FC-Granite"). FC-Granite made an initial capital contribution to the Partnership of $300. FC-Granite is a wholly-owned subsidiary of Sunrise Land Company ("Sunrise"). Sunrise made an initial capital contribution of $100 and acted as the original limited partner until the outstanding warrants to acquire limited partnership interests were exercised on December 3, 1996. When the first warrant was exercised, Sunrise withdrew as the original limited partner. As a result, FC-Granite owned a 25% general partner interest and the limited partners owned a 75% interest in the Partnership.

On December 3, 1996, FC-Granite exercised 9,000 warrants to purchase limited partnership units, representing a 25% ownership of the limited partnership units. On December 29, 2000, FC-Granite purchased 11,250 additional limited partnership units representing a 31.25% ownership of the limited partnership units. As of December 31, 2001, FC-Granite owns 56.25% of the limited partnership units. Combined with its general partnership units, FC-Granite owns 67.19% of the Partnership.

At Partnership formation, FC-Granite contributed properties with assigned values of $7,234,482 and $2,765,518 of cash related to properties originally intended to be contributed by FC-Granite but were sold prior to the formation of the Partnership in exchange for $10,000,000 in special units valued at $1,111.11 per special unit. The historical cost basis of the contributed properties was $4,097,400. Until the senior notes payable are paid in full, $9,000,000 of the special units bear interest at 10.83% and will be paid pari-passu with interest on the senior notes payable and have accordingly been treated as partners' special units and the remaining $1,000,000 was reflected as a capital contribution. The difference of $3,137,082 between the partners' special units of $10,000,000 and the historical cost basis of the contributed properties of $4,097,400 and contributed cash of $2,765,518 was reflected as a reduction of partners' equity for FC-Granite. The properties are presented at their historical cost basis because of the affiliated ownership and common management of Sunrise, FC-Granite, and the Partnership.

Pursuant to the terms of the Partnership Agreement, all income is allocated to FC-Granite, the general partner, until all prior year losses allocated to FC-Granite are recovered. As of December 31, 2001, $845,511 in losses allocated to FC-Granite have not been recovered. Once FC-Granite recoups the full allocation of losses from prior years as noted above, income and losses of the Partnership will be allocated in accordance with the Partnership agreement.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE A - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION (continued)

Once the senior notes payable and partner's special units have been paid in full and the capital accounts of the general and limited partners have been repaid, FC-Granite will receive distributions of 25% of available cash, as defined. No amounts are currently due under the terms of this participation.

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

To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement ("Agreement") which modified certain terms of the Silver Canyon Partnership Agreement. The changes resulting from the Agreement are reflected in these financial statements.

The Agreement's impact on the Silver Canyon Partnership Agreement included the following provisions:

1. ANC assigned all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to the SC Partnership. Amounts previously paid were deemed a return of capital.

2. ANC funded one-half of the settlement amounts for the two lawsuits settled in 1999 and 2000.

3. The Partnership funded the remaining settlement liability for the lawsuits but received a priority distribution to cover such capital contribution.

4. After the priority distribution in #3, ANC and the Partnership received distributions pari passu until ANC recovered its entire cash investment except for $750,000, which occurred in the first quarter of 2001.

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

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE A - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION (continued)

The following table summarizes the favorable impact of the Agreement to SC Partnership as of December 31, 1999:

Land inventory adjustment                                           $    5,054,279
Fees and commissions adjustment                                          6,110,701
                                                                  -----------------
  Total adjustments                                                 $   11,164,980
                                                                  =================

The following table summarizes the impact of the Agreement to the Silver Canyon Partnership Agreement as it relates directly to the Partnership as of December 31, 1999:

Land inventory adjustment at ownership                               $      4,263,313
Fee and commissions adjustment at ownership                                 1,675,982
                                                                   -------------------
  Subtotal                                                           $      5,939,295

Forgiveness of capitalized income recognized                              (3,800,771)
Forgiveness of commission income                                          (1,455,981)
Forgiveness of administration fee income                                    (220,000)
                                                                   -------------------
  Subtotal                                                           $    (5,476,752)
                                                                   -------------------
  Total                                                              $        462,543
                                                                   ===================

Also, as a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite and Sunrise forgave certain unpaid expenses as of June 30, 1999 and will not charge the Partnership in the future. The following table summarizes the forgiven expenses:

Administrative fees to FC-Granite                                     $      77,123
Real estate commissions to FC-Granite                                        59,295
Development fees to Sunrise                                                  67,765
Interest to Sunrise                                                          84,476
                                                                  ------------------
                                                                      $     288,659
                                                                  ==================

The forgiven expense was recorded as a reduction to expense in the statement of operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the period. Management is required to make significant estimates in connection with its development of budgeted sales and cost estimates in determining the allocation of land and land improvements to cost of sales in connection with the recording of land sales. Actual results could differ from those estimates.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Land and Land Improvements
Land and land improvements are recorded at cost. Management reviews its land and land improvements for impairment when there is an event or change in circumstances that indicates an impairment in value. The Partnership records impairment losses and reduces the carrying amounts of land held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.

Land Sales
The Partnership follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate, for reporting sales of land and land improvements on the full accrual method, as appropriate. For land sales, the Partnership determines the amount of land and land improvement costs to be reported in cost of sales using the relative sales value method for the common site costs and the specific identification method for all other costs.

Investments In Joint Ventures
The Partnership has two joint venture investments, which are accounted for under the equity method, as the Partnership has the ability to exercise significant influence over but does not have financial or operating control. These investments were recorded initially at cost and subsequently adjusted for net equity in income (loss), other capital transactions, and cash contributions and distributions.

Mortgage Procurement Costs
Mortgage procurement costs are amortized over the life of the debt to which the costs relate.

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

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Standards
In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 142 state that goodwill and intangible assets with indefinite useful lives should not be amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Partnership will adopt SFAS 142 effective January 1, 2002. The Partnership does not anticipate that these standards will have a material impact on the Partnership's financial position, results of operations, or cash flows.

In October 2001, the FASB Issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the statement of operations but broadens the scope to include a component of an entity rather than a segment of a business. The Partnership will adopt this standard effective January 1, 2002. The Partnership does not believe this pronouncement will have a material impact on the Partnership's financial position, results of operations or cash flows.

NOTE C - SENIOR NOTES PAYABLE

The Partnership has unsecured senior notes payable ("Senior Notes") in the aggregate principal amount of $34,000,000 and $36,000,000 at December 31, 2001 and December 31, 2000, respectively. The Senior Notes bear interest at a fixed annual rate of 10.83%, payable semi-annually, and include a negative pledge covenant relating to the assets and operations of the Partnership, allowing only a collateralized working capital line not to exceed $5,000,000 and subordinated indebtedness of $5,000,000. Until such time as the principal of the Senior Notes and interest thereon is repaid in full, 100% of the cash flow of the Partnership, as defined, shall be applied to repay the Senior Notes. The Senior Notes will mature on November 15, 2003, but are subject to earlier redemption. On June 29, 2001, the Partnership repaid $2,000,000 in Senior Notes plus accrued interest to that date. On January 15, 2002, the Partnership repaid an additional $5,000,000 in Senior Notes plus accrued interest to that date.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE C - SENIOR NOTES PAYABLE (continued)


Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid. The Partnership has not deferred interest payments on the Senior Notes payable.

In November 2001, Forest City Enterprises Inc., the corporate parent of Sunrise, purchased 27.6% or $9,379,000, of the Partnership's total outstanding Senior Notes from an independent third party. In February 2002, Forest City Enterprises Inc. purchased an additional $453,000 of the Partnership's total outstanding Senior Notes from an independent third party.

NOTE D - MORTGAGE NOTES PAYABLE

In August 2000, the Partnership obtained a construction loan agreement for the Solon Estates (Thornbury) development. The loan amount is not to exceed $3,500,000 and has a maturity date of August 1, 2004. The principal outstanding bears interest at the prime rate (4.75% at December 31, 2001). There was an outstanding balance of $740,634 under this loan agreement at December 31, 2001.

NOTE E - PARTNER'S SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, the $9,000,000 of partner's special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. As a result of the SC Partnership excess costs and their impact on the Partnership as discussed in Note A, FC-Granite, the holder of the special units, modified the interest arrangement during 1999. As a result, $2,841,317 in interest has not been accrued from February 1, 1999 through December 31, 2001.

NOTE F - TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

Originally, FC-Granite was to be paid a monthly administrative fee as compensation for its services in administrating the business of the Partnership. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the administrative fee arrangement to eliminate administrative fees beyond June 30, 1999. Therefore, no administrative fees were accrued for the years ended December 31, 2001 and 2000. Total administrative fees accrued for the six months ended June 30, 1999 were $79,126.

Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership's properties. As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise modified the development fee arrangement to eliminate development fees beyond June 30, 1999. Therefore, no development fees were earned or accrued for the years ended December 31, 2001 and 2000. Total development fees accrued for the six months ended June 30, 1999 were $34,148.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE F - TRANSACTIONS WITH AFFILIATES  (continued)

Originally, Sunrise was to be paid a semi-annual development fee equal to 4% of gross revenues as compensation for its services in managing the development of the Partnership's properties. As a result of the SC Partnership excess costs and their impact on the Partnership, Sunrise modified the development fee arrangement to eliminate development fees beyond June 30, 1999. Therefore, no development fees were earned or accrued for the years ended December 31, 2001 and 2000. Total development fees accrued for the six months ended June 30, 1999 were $34,148.

Originally, FC-Granite was to be paid a monthly real estate commission equal to 3.5% of gross sales as compensation for its conducting marketing and sales duties and authorization of sales contracts. As a result of the SC Partnership excess costs and their impact on the Partnership, FC-Granite modified the real estate commissions arrangement to eliminate real estate commissions beyond June 30, 1999. Therefore, no real estate commissions were earned or accrued for the years ended December 31, 2001 and 2000. Total real estate commissions accrued for the six months ended June 30, 1999 were $29,880.

Based on the terms of the Agreement, the Partnership's commission equal to 1.67% of SC Partnership's gross sales representing compensation for the Partnership's services in conducting marketing and sales duties and authorization of sales contracts was reapplied as payments on the amounts the Partnership loaned SC Partnership (See Note A). There were no commissions earned or accrued for the years ended December 31, 2001 and 2000. The Partnership earned commissions of $189,448 during the year ended December 31, 1999. The total amount of commissions earned from inception through December 31, 1999 totaling $1,455,981 was reversed through the statement of operations as a loss from joint venture agreement and applied to reduce advances to joint ventures.

Based on the terms of the Agreement, the Partnership's monthly administrative fee in the amount of $5,000 per month was waived. There were no administrative fees earned or accrued for the years ended December 31, 2001 and 2000. At December 31, 1999, accrued administrative fees totaling $220,000 were reversed through the statement of operations as part of loss from joint venture agreement.

During the year ended December 31, 2000, the Partnership repaid Sunrise $3,549,400 of funds loaned for expenditures at the Seven Hills project as of December 31, 1999 and subsequently borrowed additional funds totaling $1,949,400 which were repaid during the year ended December 31, 2000. During the same period, the Partnership repaid Eaton Estate Partnership ("Eaton") $3,514,286 of funds loaned for additional development expenditures as of December 31, 1999.

Silver Canyon Partnership
The Partnership has a 33 1/3 % interest in SC Partnership. The Partnership's investment in SC Partnership at December 31, 2001 and December 31, 2000 was $(1,486,866) and $(7,645,818), respectively.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Partnership has advances outstanding to SC Partnership of $15,971,337 and $21,555,454 at December 31, 2001 and 2000, respectively. The decrease in advances outstanding is the result of loan repayments of $5,584,117 funded by proceeds from SC Partnership land sales.

For the year ended December 31, 2001, SC Partnership generated income of $8,244,138, of which $6,158,952 was recorded by the Partnership pursuant to the terms of the Agreement. For the year ended December 31, 2000, SC Partnership generated a loss of $1,044,857, 100% of which was recorded by the Partnership pursuant to the terms of the Agreement. For the year ended December 31, 1999, SC Partnership generated a loss of $27,201,519 and other capital transactions of $10,551,111 of which $9,899,688 was recorded by the Partnership.

Summarized below is the condensed financial information of SC Partnership. The results for the year ended December 31, 1999 were affected by three events.

- During the second quarter of 1999, ANC, the partner in charge of on-site improvements of the Seven Hills project, identified cost overruns that required adjustment of the remaining inventory to its realizable value.

-    The Partnership settled certain lawsuits.

- To minimize the impact of these cost overruns, the Agreement forfeited certain previously earned commissions, fees and interest on advances. The effect of the Agreement is documented separately below as other capital transactions.

                                                                                       For the year ended
                                                                                       December 31, 1999
                                                                                     -----------------------
REVENUES
    Operating loss                                                                           $ (17,457,081)
EXPENSES
    Fees, partners                                                                                   50,000
    Commissions                                                                                   1,953,057
    Legal, professional and litigation costs                                                      6,632,876
    Travel and entertainment                                                                         49,422
    Operating and other                                                                             989,674
    Depreciation and amortization                                                                    69,409
                                                                                     -----------------------
                  Subtotal                                                                        9,744,438
                                                                                     -----------------------
NET LOSS                                                                                     $ (27,201,519)
OTHER CAPITAL TRANSACTIONS  RESULTING FROM AGREEMENT
    Land inventory adjustment                                                                     5,054,279
    Fees and commissions adjustment                                                               6,110,701
                                                                                     -----------------------
                                                                                                 11,164,980
    Recharacterization of development fees                                                        (613,869)
                                                                                     -----------------------
                  Subtotal                                                                       10,551,111
                                                                                     -----------------------
    Net change in SC Partnership capital                                                     $ (16,650,408)
                                                                                     =======================

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

Also as a result of the Agreement, certain fees and commissions previously earned by the partners of SC Partnership and expensed by the SC Partnership were reapplied from partnership expenses to repay certain partner loans and capital. These previously paid items were as follows:

                                                          Fees                   Commissions
                                                     --------------              ------------
American Nevada Seven Hills Limited Partnership      $       30,000              $  4,224,719
Granite Silver Development Partners, L.P.                   220,000                 1,455,982
Silver Canyon Corporation                                   180,000                         -
                                                     --------------              ------------
                                                     $      430,000              $  5,680,701
                                                     ==============              ============

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, SC Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000 revised estimates of sales and costs to complete resulted in an overall gross margin for the project. As a result, a gross margin was reported relating to sales activity for that period. Sales and costs to complete have been further revised during fiscal year 2001 based upon current activity, maintaining an overall gross margin for the project. Based on these current revised estimates, a gross margin of $9,688,825 was reported by SC Partnership for the year ended December 31, 2001.

Eaton Estate Partnership
The Partnership has a 30% interest in Eaton. The Partnership's investment in Eaton at December 31, 2001 and 2000 was $102,480 and $767,202, respectively. For the years ended December 31, 2001 and 2000, Eaton generated losses of $46,307 and income of $455,663, respectively, of which losses of $13,892 and income of $136,699, respectively, have been recorded by the Partnership under the equity method. Eaton distributed $650,830 and $1,518,132 to the Partnership in fiscal years 2001 and 2000, respectively.

                       GRANITE DEVELOPMENT PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


NOTE G - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

Combined Joint Venture Financial Information
Summarized below is the combined condensed financial information for the Partnership's joint venture investments in SC Partnership and Eaton:


                                                                            As of December 31,
                                                         -----------------------------------------------------
                                                                2001                             2000
                                                         --------------------            ---------------------
Balance Sheet
-------------
Assets                                                        $   17,030,609                   $   18,932,939

Liabilities, primarily affiliate loans                            23,582,894                       28,908,955
                                                         --------------------            ---------------------
Partners' deficit
                                                                 (6,552,285)                      (9,976,016)

Less:  Outside partners' deficit                                 (5,167,899)                      (3,097,400)
                                                         --------------------            ---------------------
Investment in joint ventures                                 $   (1,384,386)                  $   (6,878,616)
                                                         ====================            =====================

                                                                For the year ended December 31,
                                                 -------------------------------------------------------------
                                                      2001                 2000                   1999
                                                 ----------------    -----------------     -------------------
Operating Results
-----------------
Sales from developed property                     $  25,851,450      $     34,038,534       $     30,991,179
                                                 ================    =================     ===================

Gross margins                                     $   9,690,688       $     2,234,505       $   (17,471,214)

Other income                                            884,115               994,863                986,403

Expenses                                              2,376,972             3,818,562              9,951,084
                                                 ----------------    -----------------     -------------------
Net income (loss)                                 $   8,197,831       $     (589,194)       $   (26,435,895)
                                                 ================    =================     ===================

NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                         For the quarter     For the quarter     For the quarter     For the quarter
                                              ended               ended               ended               ended
                                            December 31,        September 30,         June 30,           March 31,
                                               2001                2001                2001                2001
                                        ------------------  ------------------  ------------------  ------------------
Sales of developed property               $    1,093,550      $       341,000     $       195,250     $             -
Gross margins                             $      400,449      $       231,832     $        82,588     $             -
Net income (loss)                         $    1,279,272      $       873,641     $     (196,182)     $       930,264


                                         For the quarter     For the quarter     For the quarter     For the quarter
                                              ended               ended               ended               ended
                                            December 31,        September 30,         June 30,           March 31,
                                               2000                2000                2000                2000
                                        ------------------  ------------------  ------------------  ------------------
Sales of developed property               $    5,771,300      $    1,674,300      $             -     $       172,000
Gross margins                             $    2,797,695      $       487,761     $             -     $        79,232
Net income (loss)                         $    3,976,696      $   (1,233,282)     $   (2,027,295)     $   (2,649,418)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Silver Canyon Partnership

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(2) on page 47 present fairly, in all material respects, the financial position of Silver Canyon Partnership (A Nevada General Partnership) ("Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(3) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Cleveland, Ohio
March 4, 2002

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                                 BALANCE SHEETS

                                                                         December 31,         December 31,
                                                                             2001                 2000
                                                                      -------------------   ------------------


ASSETS
------

LAND                                                                      $    3,427,371          $ 6,081,321

RESTRICTED CASH                                                                3,536,864            3,396,696

MORTGAGE NOTES RECEIVABLE                                                      2,856,600                    -

OTHER ASSETS
  Mortgage procurement costs, net of accumulated
    amortization of  $417,647 and $219,145 in 2001 and
    in 2000, respectively                                                              -              196,478
  Fixed assets, net of accumulated depreciation
    of $1,607 and $1,071 in 2001 and in 2000,
    respectively                                                                       -                  536
  Cash                                                                         6,691,354            7,196,115
  Accounts receivable - affiliate                                                      -                8,675
  Accounts receivable                                                             15,521               15,000
  Interest receivable                                                              5,203                    -
  Funds in escrow                                                                150,000               40,914
                                                                      -------------------   ------------------
                                                                               6,862,078            7,457,718
                                                                      -------------------   ------------------

                                                                          $   16,682,913         $ 16,935,735
                                                                      ===================   ==================


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                           BALANCE SHEETS (continued)



                                                                        December 31,           December 31,
                                                                            2001                   2000
                                                                     --------------------   -------------------


LIABILITIES AND
PARTNERS' DEFICIT
-----------------

LOANS PAYABLE
  Granite Silver Development Partners, L.P.                                 $ 15,971,338           $21,555,454
  Silver Canyon Corporation                                                      141,326               141,326
                                                                     --------------------   -------------------
                                                                              16,112,664            21,696,780
OTHER LIABILITIES
  Accounts payable                                                             1,510,949             1,636,516
  Deposits                                                                             -               595,114
  Costs to complete                                                            5,953,181             4,971,244
                                                                     --------------------   -------------------
                                                                               7,464,130             7,202,874

PARTNERS' DEFICIT                                                            (6,893,881)          (11,963,919)
                                                                     --------------------   -------------------
                                                                            $ 16,682,913           $16,935,735
                                                                     ====================   ===================


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                            STATEMENTS OF OPERATIONS


                                                        For the year         For the year          For the year
                                                           ended                ended                 ended
                                                        December 31,         December 31,          December 31,
                                                            2001                 2000                  1999
                                                     -------------------  -------------------   -------------------

REVENUES
  Sales of developed property                           $    25,651,450      $    34,038,534       $    29,431,179
  Cost of sales                                            (15,962,625)         (31,804,029)          (47,189,995)
                                                     -------------------  -------------------   -------------------
                                                              9,688,825            2,234,505          (17,758,816)

  Other                                                         876,699              496,415               301,735
                                                     -------------------  -------------------   -------------------
                                                             10,565,524            2,730,920          (17,457,081)
                                                     -------------------  -------------------   -------------------
EXPENSES

  Fees, partners                                                      -                    -                50,000
  Commissions                                                   986,481            1,084,758             1,953,057
  Legal and professional                                        168,874            1,419,895             6,632,876
  Travel and entertainment                                       23,555               80,596                49,422
  Operating and other                                           943,438              970,312               989,674
  Depreciation and amortization                                 199,038              220,216                69,409
                                                     -------------------  -------------------   -------------------
                                                              2,321,386            3,775,777
                                                                                                         9,744,438
                                                     -------------------  -------------------   -------------------

NET INCOME (LOSS)                                       $     8,244,138      $   (1,044,857)       $  (27,201,519)

OTHER CAPITAL TRANSACTIONS
  Land inventory adjustment                                           -                    -             5,054,279
  Fees and commissions adjustment                                     -                    -             6,110,701
                                                     -------------------  -------------------   -------------------
                                                                      -                    -            11,164,980
  Recharaterization of development fees                               -                    -             (613,869)
                                                     -------------------  -------------------   -------------------
                     Subtotal                                         -                    -            10,551,111

                                                     -------------------  -------------------   -------------------
  Net change in partnership capital                     $     8,244,138      $   (1,044,857)       $  (16,650,408)
                                                     ===================  ===================   ===================


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                    Granite             American
                                                                     Silver              Nevada
                                                 Silver           Development         Seven Hills
                                                 Canyon            Partners,            Limited
                                               Corporation            L.P.            Partnership            Total
                                             ----------------  ------------------- -------------------  -----------------

Balance at December 31, 1998                   $   1,803,242      $     3,298,726       $     764,674     $    5,866,642

Net loss                                         (1,985,727)         (15,838,982)         (9,376,810)       (27,201,519)

Land inventory adjustment                              2,485            4,263,313             788,481          5,054,279

Fees and commissions adjustment                      180,000            1,675,982           4,254,719          6,110,701

Recharacterization of development
  fees                                                     -                    -           (613,869)          (613,869)
                                             ----------------  ------------------- -------------------  -----------------

Balance at December 31, 1999                               -          (6,600,961)         (4,182,805)       (10,783,766)

Distributions                                              -                    -           (135,296)          (135,296)

Net loss                                                   -          (1,044,857)                   -        (1,044,857)
                                             ----------------  ------------------- -------------------  -----------------


Balance at December 31, 2000                               -          (7,645,818)         (4,318,101)       (11,963,919)

Distributions                                              -                    -         (3,174,100)        (3,174,100)

Net income                                                 -            6,158,952           2,085,186          8,244,138
                                             ----------------  ------------------- -------------------  -----------------



Balance of December 31, 2001                   $           -     $    (1,486,866)       $ (5,407,015)     $  (6,893,881)
                                             ================  =================== ===================  =================


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                            STATEMENTS OF CASH FLOWS


                                                                         For the year         For the year         For the year
                                                                             ended                ended                ended
                                                                         December 31,         December 31,         December 31,
                                                                             2001                 2000                 1999
                                                                      -------------------- -------------------- --------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $      8,244,138     $    (1,044,857)     $   (27,201,519)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Depreciation and amortization                                               199,038              220,216               69,409
 Changes in operating assets and liabilities:
      Decrease in land and land improvements                                    2,862,496           10,704,255           24,558,193
      (Increase) decrease  in mortgage notes receivable                       (2,856,600)              525,000              438,032
      (Increase) decrease in restricted cash                                    (140,168)          (3,396,696)              157,111
      (Increase) decrease in accounts receivable                                    (521)               27,875            3,165,517
      Decrease (increase) in accounts receivable - affiliate                        8,675              991,325          (1,000,000)
      (Increase) decrease  in funds in escrow                                   (109,086)               51,545              490,759
      Increase in interest receivable                                             (5,203)                    -                    -
      (Decrease) increase in accounts payable - trade                           (334,113)            ( 12,972)              132,946
      Increase in accounts payable - management fee                                     -                    -               15,000
      (Decrease)  increase in accrued interest                                          -             (48,012)            2,430,343
      Decrease in accrued developments fees, partners                                   -                    -          (1,533,220)
      (Decrease) increase in accrued expenses                                           -          (3,059,000)            3,059,000
      Decrease in deposits                                                      (595,114)            (980,157)          (2,605,595)
      Increase in deferred income                                                 981,937            4,571,244                    -
                                                                      -------------------- -------------------- --------------------
      Net cash provided by operating activities                                 8,255,479            8,549,766            2,175,976
                                                                      -------------------- -------------------- --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from loan payable-Ohio Savings Bank                               9,927,467           21,356,364           28,821,964
     Repayment of loan payable-Ohio Savings Bank                              (9,927,467)         (23,343,544)         (26,834,784)
     Repayment of loan payable-General Motors Acceptance
       Corporation                                                                      -                    -            (350,972)
     Proceeds from loan payable-American Nevada Seven Hills Limited
       Partnership                                                                      -              580,000            1,600,000
     Repayment of loan payable-American Nevada Seven Hills Limited
       Partnership                                                                      -          (1,864,704)            (385,960)
     Proceeds from loan payable-Granite Silver Development Partners,
       L.P.                                                                             -              580,000            1,600,000
     Repayment of loan payable-Granite Silver Development Partners,
       L.P.                                                                   (5,584,116)          (5,658,369)            (175,855)
     Proceeds from loan payable-Silver Canyon Corporation                               -                    -              141,326
     Partner distribution-American Nevada Seven Hills Limited
       Partnership                                                            (3,174,100)            (135,296)                    -
     Payment of mortgage procurement costs                                        (2,024)            (373,588)             (60,531)
                                                                      -------------------- -------------------- --------------------
     Net cash (used in) provided by financing activities                      (8,760,240)          (8,859,137)            4,355,188
                                                                      -------------------- -------------------- --------------------

(DECREASE) INCREASE  IN CASH                                                    (504,761)            (309,371)            6,531,164
CASH AT BEGINNING OF THE PERIOD                                                 7,196,115            7,505,486              974,322
                                                                      -------------------- -------------------- --------------------
CASH AT END OF THE PERIOD                                                $      6,691,354     $      7,196,115     $      7,505,486
                                                                      ==================== ==================== ====================


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                      STATEMENTS OF CASH FLOWS (continued)


                                                                           For the year         For the year        For the year
                                                                               ended                ended              ended
                                                                           December 31,         December 31,        December 31,
                                                                               2001                 2000                1999
                                                                        --------------------  ------------------  -----------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Operating expenses
     Land improvement cost included in accounts payable                    $    (208,546)       $  (639,115)     $  (3,313,401)
     Write off interest payable                                            $           -        $          -     $ (12,637,173)
     Write off development fee payable                                     $           -        $          -     $  (1,243,835)

  Financing activities
     Cancellation of Commissions applied to loan payable-
       American Nevada Seven Hills Limited Partnership                     $           -        $          -     $    4,224,719
     Cancellation of Development fee applied to loan payable-
       American Nevada Seven Hills Limited Partnership                     $           -        $          -     $    1,181,131
     Cancellation of Development fee applied to partners' equity-
       American Nevada Seven Hills Limited Partnership                     $           -        $          -     $      613,869
    Cancellation of Commissions applied to loan payable-
       Granite Silver Development Partners, L.P.                           $           -        $          -     $    1,455,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                 $       2,538        $    162,197     $      925,530


See notes to financial statements.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE A - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization
Silver Canyon Partnership ("Partnership"), was formed on January 7, 1994 to acquire, own, plan, develop, operate, improve, lease, manage, sell, finance and refinance and otherwise deal with the Partnership property located in Henderson, Nevada. The Partnership will terminate on December 31, 2013 or earlier upon disposition of assets.

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

To minimize the impact of these excess costs, an agreement ("Agreement") between ANC and Granite was entered into which modified certain terms of the Silver Canyon Partnership Agreement. The changes resulting from the Agreement are reflected in these statements.

The Agreement's impact on the Silver Canyon Partnership Agreement includes the following provisions:

1. ANC assigned all of its future and past commissions, fees, and distributions relating to loans, capital calls and interest thereon to Granite. Amounts previously paid were deemed a return of capital.

2. ANC funded one-half of the settlement amounts for the two lawsuits settled in 1999 and 2000.

3. Granite funded the remaining settlement liability for the lawsuits but received a priority distribution to cover such capital contribution.

4. After the priority distribution in #3, ANC and Granite received distributions pari passu until ANC recovered its entire cash investment except for $750,000, which occurred in the first quarter of 2001.

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

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, the Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000, revised estimates of sales and costs to complete resulted in an overall gross margin for the project. As a result, a gross margin was reported relating to sales activity for that period. Sales and costs to complete have been further revised during fiscal year 2001 based upon current activity, maintaining an overall gross margin for the project. Based on these current revised estimates, a gross margin of $9,688,825 was reported for the year ended December 31, 2001.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the period. Management is required to make significant estimates in connection with its development of budgeted sales and cost estimates in determining the allocation of land and land improvements to cost of sales in connection with the recording of land sales. Actual results could differ from those estimates.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Land and Land Improvements
Land and land improvements are recorded at cost. Management reviews its land and land improvements for impairment when there is an event or change in circumstances that indicates an impairment in value. The Partnership records impairment losses and reduces the carrying amounts of land held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.

Land Sales
The Partnership follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate, for reporting sales of and land improvements on the full accrual method, as appropriate. For land sales, the Partnership determines the amount of land and land improvement costs to be reported in cost of sales based upon the overall project gross margin.

Costs to Complete
Total estimated project costs are reported in cost of sales based upon the overall project gross margin, which is reviewed quarterly. As a result, estimated project costs not yet incurred are included in costs of sales in certain circumstance due to timing. Such costs have been reclassified from land improvements to costs to complete in the balance sheet. As these costs are incurred they will be recorded as a reduction to costs to complete.

Capitalized Interest and Real Estate Taxes
Interest expense and real estate tax expense allocated to land held for development is capitalized. For the years ended December 31, 2001, 2000 and 1999, total interest charges were $2,538, $114,185 and $3,355,873, respectively, all of which were capitalized. For the years ended December 31, 2001, 2000 and 1999, total real estate taxes were $508,549, $400,869, and $500,912, respectively, all of which were capitalized.

Restricted Cash
Pursuant to the loan agreement with Ohio Savings Bank, a restricted cash account was established to hold scheduled loan paydowns in excess of expenditures.

Mortgage Procurement Costs
Mortgage procurement costs are amortized over the life of the debt to which the costs relate.

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

New Accounting Standards
In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 142 state that goodwill and intangible assets with indefinite useful lives should not be amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Partnership will adopt SFAS 142 effective January 1, 2002. The Partnership does not anticipate that these standards will have a material impact on the Partnership's financial position, results of operations, or cash flows.

In October 2001, the FASB Issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the statement of operations but broadens the scope to include a component of an entity rather than a segment of a business. The Partnership will adopt this standard effective January 1, 2002. The Partnership does not believe this pronouncement will have a material impact on the Partnership's financial position, results of operations or cash flows.

NOTE C - LOAN PAYABLE

In January 1999, the Partnership obtained financing from Ohio Savings Bank to fund development expenditures for the Seven Hills project. Ohio Savings Bank has agreed, in accordance with the loan agreement, to make loans to the Partnership in an aggregate amount not to exceed $12,000,000. The loan bears interest at prime (4.75% at December 31, 2001) plus 1%. The loan had a scheduled maturity of January 28, 2002. In the second quarter of fiscal year 2000, the loan agreement was amended to reduce the maximum outstanding balance to $10,000,000. In the third quarter of fiscal year 2000, a restricted cash account was established to hold scheduled loan paydowns in excess of expenditures.

                            SILVER CANYON PARTNERSHIP
                         (A Nevada General Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

NOTE C - LOAN PAYABLE (continued)

Pursuant to an amended loan agreement signed by Ohio Savings Bank and the Partnership in January 2001, excess cash of $3,289,868 was returned to the Partnership. The amended loan agreement also reduced Ohio Savings' Bank funding of development costs from 100% to 50% and reduced the maximum outstanding balance to $3,000,000. There was no outstanding balance under this loan agreement at December 31, 2001.

In February 2002, the third amendment to the development loan agreement extended the due date of any borrowed funds to December 31, 2002. It allows for borrowings of 100% of development costs up to a total of $3,000,000. Remaining estate lots and commercial property secure the loan. Ninety percent of gross proceeds from sales will be used to repay the loan.

NOTE D - TRANSACTIONS WITH AFFILIATES

Granite, SCC, and ANC are reimbursed for all direct costs of operations of the Partnership's affairs and development activities.

Based on the Agreement, the monthly administrative fees in the amount of $5,000 per month payable to Granite were waived. No fees were earned or accrued for the years ended December 31, 2001 and 2000. At December 31, 1999 accrued administrative fees totaling $220,000 were reversed and presented as other capital transactions on the statement of operations.

Based on the Agreement, the monthly golf course operation fees in the amount of $5,000 per month payable to SCC were waived. No fees were earned or accrued for the years ended December 31, 2001 and 2000. At December 31, 1999 accrued operation fees totaling $180,000 were reversed and presented as other capital transactions on the statement of operations.

Based on the Agreement, the development fees payable to ANC were waived. No fees were earned or accrued for the years ended December 31, 2001 and 2000. At December 31, 1999, accrued development fees totaling $613,869 were reversed and presented as other capital transactions on the statements of operations.

Granite had advances outstanding of $15,971,338 and $21,555,454 at December 31, 2001 and 2000, respectively, to the Partnership. Based on the Agreement, the above advances to the Partnership do not bear interest. All previously accrued and unpaid interest was waived.

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

                                    PART III

Item 10. Directors and Executive Officers of the General Partner of the
         Registrant

         The following table sets forth the names of the officers and directors of the General Partner:

                           NAME                               OFFICE
                           ----                               ------
                           Robert F. Monchein                 President
                           Samuel H. Miller                   Vice President, Director
                           Thomas G. Smith                    Secretary
                           Albert B. Ratner                   Director
                           Charles A. Ratner                  Director

         Robert F. Monchein, age 57, is the President of the General Partner and Sunrise. Mr. Monchein joined Forest City in 1979 and assumed the office of President of Sunrise in 1983.

         Samuel H. Miller, age 80, is the Vice President of the General Partner and Sunrise. Mr. Miller is also a director of the General Partner and Sunrise. Mr. Miller joined Forest City in 1945 and is currently Co-Chairman of the Board of Directors and Treasurer of Forest City.

         Thomas G. Smith, age 61, is the Secretary of the General Partner. Mr. Smith joined Forest City in 1985 and is Executive Vice President, Chief Financial Officer, and Secretary.

         Albert B. Ratner, age 74, is a Director of the General Partner and Sunrise. Mr. Ratner joined Forest City in 1951 and is currently Co-Chairman of the Board of Directors of Forest City.

         Charles A. Ratner, age 60, is a Director of the General Partner. Mr. Ratner joined Forest City in 1966 and is serving as its President and Chief Executive Officer. Mr. Ratner is also a director of American Greetings Corporation.

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
                  Partners, L.P. and the report of the independent accountants are included in Part II, Item 8:

                  Report of Independent Accountants

                  Financial Statements:
                        -    Balance Sheets as of December 31, 2001 and 2000
                        - Statements of Operations for the years ended December 31, 2001, 2000 and 1999
                        - Statements of Changes in Partners' Deficit for the years ended December 31, 2001, 2000 and 1999
                        - Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
                        -    Notes to the Financial Statements

(a)     (2)       The following financial statements of Silver Canyon
                  Partnership and the report of the independent accountants are included:

                  Report of Independent Accountants

                  Financial Statements:
                        -    Balance Sheets as of December 31, 2001 and 2000
                        - Statements of Operations for the years ended December 31, 2001, 2000 and 1999
                        - Statements of Changes in Partners' Deficit for the years ended December 31, 2001, 2000 and 1999
                        - Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
                        -    Notes to the Financial Statements

(a)     (3)       The following financial statement schedule is included in
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

                              None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GRANITE DEVELOPMENT PARTNERS, L.P.
                                    ----------------------------------
                                                (Registrant)

DATE: March 29, 2002                /s/ Robert F. Monchein
     ---------------                --------------------------------------------
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


Principal Executive Officer         President, FC-Granite, Inc.       Date: March 29, 2002
/s/ Robert F. Monchein              the general partner of Granite          --------------
----------------------              Development Partners, L.P.
Robert F. Monchein

Principal Financial and             Controller, FC-Granite, Inc.,     Date: March 29, 2002
Accounting Officer                  the general partner of Granite          --------------
/s/ Mark A. Ternes                  Development Partners, L.P.
------------------
Mark A. Ternes

/s/ Samuel H. Miller                Vice President, Director          Date: March 29, 2002
--------------------                                                        --------------
Samuel H. Miller

/s/ Thomas G. Smith                  Secretary                        Date: March 29, 2002
-------------------                                                         --------------
Thomas G. Smith

/s/ Albert B. Ratner                 Director                         Date: March 29, 2002
--------------------                                                        --------------
Albert B. Ratner

/s/ Charles A. Ratner                Director                         Date: March 29, 2002
----------------------                                                      --------------
Charles A. Ratner

            Granite Development Partners, L.P.

            Schedule I I I - Real Estate Owned





                                                                                                                          Cost
                                                                                                                      capitalized
                                                                                              Initial cost           subsequent to
                                                                 Amount of                     to Company             acquisition
                                                                encumbrance        ------------------------------- -----------------
                                                              at December 31,
Description of property                                             2001                 Land        Improvements     Improvements
                                                            ---------------------  ---------------  -------------- -----------------

Undeveloped land, North Miami Beach, Florida                    $              -    $   9,712,620                     $           -
Developed and undeveloped land, Kirtland and
  Kirtland Hills, Ohio                                                                  1,660,876                                 -
Undeveloped commercial land, Strongsville, Ohio                                           617,957                                 -
Undeveloped commercial land, Parma, Ohio                                                  554,664                            56,977
Undeveloped land, Middleburg Heights, Ohio                                                718,683                                 -
Undeveloped land, North Royalton, Ohio                                                    232,049                                 -
Undeveloped land, Solon, Ohio                                                             464,825                         1,819,589
Undeveloped commercial land, North Olmsted, Ohio                                          305,923                                 -
Developed land, North Royalton, Ohio                                                      160,397                                 -
Undeveloped land, Twinsburg, Ohio                                                       1,179,875                                 -
Undeveloped land, Olmsted Falls, Ohio                                                   1,102,526                                 -
Undeveloped land, Newbury Township, Ohio                                                  460,842                            94,914
Undeveloped land, Medina, Ohio                                                             42,545                           275,212
Undeveloped land, Medina, Ohio                                                            131,382                                 -
Senior Notes Payable                                                  34,000,000                -


                                                            ---------------------  ---------------  -------------- -----------------
                                                                $     34,000,000    $  17,345,164    $         -      $   2,246,692
                                                            =====================  ===============  ============== =================


                                                                 Cost
                                                              capitalized                  Gross amount at which
                                                             subsequent to                  carried at close of
                                                              acquisition                    December 31, 2001
                                                            --------------  -------------------------------------------------------
                                                               Carrying
Description of property                                          Costs             Land           Improvements        Total (A)
                                                            --------------  -----------------  -----------------  -----------------

Undeveloped land, North Miami Beach, Florida                                  $            -       $          -       $          -
Developed and undeveloped land, Kirtland and
  Kirtland Hills, Ohio                                                                     -                  -                  -
Undeveloped commercial land, Strongsville, Ohio                                            -                  -                  -
Undeveloped commercial land, Parma, Ohio                                              26,067             56,977             83,044
Undeveloped land, Middleburg Heights, Ohio                                                 -                  -                  -
Undeveloped land, North Royalton, Ohio                                                     -                  -                  -
Undeveloped land, Solon, Ohio                                                        365,193          1,819,589          2,184,782
Undeveloped commercial land, North Olmsted, Ohio                                           -                  -                  -
Developed land, North Royalton, Ohio                                                       -                  -                  -
Undeveloped land, Twinsburg, Ohio                                                          -                  -                  -
Undeveloped land, Olmsted Falls, Ohio                                                      -                  -                  -
Undeveloped land, Newbury Township, Ohio                                             128,189             94,914            223,103
Undeveloped land, Medina, Ohio                                                        97,281            275,212            372,493
Undeveloped land, Medina, Ohio                                                             -                  -                  -
Senior Notes Payable                                                                                                             -


                                                            --------------  -----------------  -----------------  -----------------
                                                              $        -      $      616,730       $  2,246,692       $  2,863,422
                                                            ==============  =================  =================  =================



(A) Land held by the unconsolidated joint ventures, included in Note G to the financial statements, also encumbered by the senior notes payable totals $3,427,371.

(B)  Reconciliations of total real estate carrying value are as follows:


                                                                December 31,            December 31,
                                                                    2001                    2000
                                                            ---------------------     -----------------
Balance at beginning of period                                 $       1,244,223        $    2,394,946

  Additions during period -
    Improvements                                                       2,534,130             3,102,189
    Other acquisition                                                          -                     -
                                                            ---------------------     -----------------
                                                                       3,778,353             5,497,135
                                                            ---------------------     -----------------

  Deductions during period -
    Cost of real estate sold                                            (914,931)           (4,252,912)
                                                            ---------------------     -----------------


Balance at end of period                                       $       2,863,422        $    1,244,223
                                                            =====================     =================

                            Silver Canyon Partnership

                       Schedule I I I - Real Estate Owned



                                                                                                                          Cost
                                                                                                                      capitalized
                                                                                          Initial cost               subsequent to
                                                             Amount of                     to Company                 acquisition
                                                            encumbrance      ------------------------------------ ------------------
                                                          at December 31,
Description of property                                        2001                Land           Improvements      Improvements
-----------------------                                 -------------------- ------------------ ----------------- ------------------
Developed land, Henderson, Nevada                         $               -     $   23,323,784                       $            -


                                                        -------------------- ------------------ ----------------- ------------------
                                                          $               -     $   23,323,784     $           -     $            -
                                                        ==================== ================== ================= ==================


                                                            Cost
                                                         capitalized                 Gross amount at which
                                                        subsequent to                 carried at close of
                                                         acquisition                   December 31, 2001
                                                        ------------- ------------------------------------------------------
                                                          Carrying
Description of property                                    Costs            Land          Improvements        Total (A)
-----------------------                                 ------------- ----------------- ------------------ -----------------
Developed land, Henderson, Nevada                                        $   3,427,371      $           -    $    3,427,371


                                                        ------------- ----------------- ------------------ -----------------
                                                           $       -     $   3,427,371      $           -    $    3,427,371
                                                        ============= ================= ================== =================




(A)  Reconciliations of total real estate carrying value are as follows:

                                                           December 31,         December 31,
                                                               2001                 2000
                                                        --------------------  ------------------
Balance at beginning of period                              $     6,081,321      $   17,424,691

  Additions during period -
    Improvements                                                 13,308,675          20,460,659
    Other acquisition                                                     -                   -
                                                        --------------------  ------------------
                                                                 19,389,996          37,885,350
                                                        --------------------  ------------------

  Deductions during period -
    Cost of real estate sold                                    (15,962,625)        (31,804,029)
                                                        --------------------  ------------------


Balance at end of period                                    $     3,427,371      $    6,081,321
                                                        ====================  ==================