Form 10-Q
period 2002-03-31
GRANITE DEVELOPMENT PARTNERS LP
filed 2002-05-15
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 — Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

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

GRANITE DEVELOPMENT PARTNERS, L.P.

PAGE

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – March 31, 2002 (Unaudited) and December 31, 2001	3-4

	Statements of Operations (Unaudited) – Three months ended March 31, 2002 and 2001	5

	Statements of Changes in Partners’ Deficit (Unaudited)	6

	Statements of Cash Flows (Unaudited) – Three months ended March 31, 2002 and 2001	7

	Notes to the Financial Statements (Unaudited)	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

PART II.        OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I- ITEM 1. FINANCIAL INFORMATION

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS

LAND	$588,810	$616,730

LAND IMPROVEMENTS	2,525,234	2,246,692

	3,114,044	2,863,422

MORTGAGE NOTES RECEIVABLE	1,399,503	1,523,743

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES	9,648,107	14,586,951

OTHER ASSETS

Cash	899,130	721,081

Mortgage procurement costs, net of accumulated amortization of $45,789 and $40,234 in 2002 and 2001, respectively	25,923	31,478

Interest receivable	99,449	79,504

Other	—	44,077

	1,024,502	876,140

	$15,186,156	$19,850,256

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.

(A Delaware Limited Partnership)
BALANCE SHEETS — (continued)

	March 31, 2002	December 31, 2001

	(Unaudited)

LIABILITIES & PARTNERS’ DEFICIT

SENIOR NOTES PAYABLE	$29,000,000	$34,000,000

MORTGAGE NOTES PAYABLE	888,419	740,634

OTHER LIABILITIES

Accounts payable	82,581	56,926

Accrued interest	1,187,117	472,015

Accrued real estate taxes and other	32,652	70,515

	1,302,350	599,456

PARTNERS’ DEFICIT

Partner’s special units	9,000,000	9,000,000

Partners’ deficit	(25,004,613)	(24,489,834)

	(16,004,613)	(15,489,834)

	$15,186,156	$19,850,256

See notes to financial statements.

PART I- ITEM 1 FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

REVENUES

Sales of developed property	$244,000	$—

Cost of sales	(114,859)	—

	129,141	—

Interest	29,161	35,412

Other	4,423	574

	162,725	35,986

EXPENSES

Interest	807,737	974,700

Real estate taxes	5,501	14,610

Operating and other	10,349	43,542

Amortization	5,555	4,180

	829,142	1,037,032

	(666,417)	(1,001,046)

Income from joint ventures	151,638	1,931,310

NET (LOSS) INCOME	$(514,779)	$930,264

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	FC-Granite,	Limited
	Inc.	Partners	Total

Balance at December 31, 1999	$(25,443,530)	$—	$(25,443,530)

Net loss	(1,933,299)	—	(1,933,299)

Balance at December 31, 2000	(27,376,829)	—	(27,376,829)

Net income	2,886,995	—	2,886,995

Balance at December 31, 2001	(24,489,834)	—	(24,489,834)

Net loss	(514,779)	—	(514,779)

Balance at March 31, 2002 (unaudited)	$(25,004,613)	$—	$(25,004,613)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash Flow from Operating Activities:

Net (loss) income	$(514,779)	$930,264

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization	5,555	4,180

Income from joint ventures	(151,638)	(1,931,310)

Changes in operating assets and liabilities:

Increase in land and land improvements	(203,473)	(601,925)

Decrease in mortgage notes receivable	124,240	56,485

(Increase) decrease in interest receivable	(19,945)	26,610

Decrease in other assets	44,077	—

Decrease in accounts payable	(21,494)	(106,479)

Increase in accrued interest	715,102	974,700

Decrease in accrued real estate taxes and other	(37,863)	(14,521)

Net cash used in operating activities	(60,218)	(661,996)

Cash Flow from Investing Activities:

Repayment of advances to joint venture	5,090,482	1,489,577

Net cash provided by investing activities	5,090,482	1,489,577

Cash Flow from Financing Activities:

Repayment of Senior Notes	(5,000,000)	—

Proceeds from loan payable- National City Bank	238,240	—

Repayment of loans payable- National City Bank	(90,455)	—

Net cash used in financing activities	(4,852,215)	—

Increase in cash	178,049	827,581

Cash at beginning of the period	721,081	1,008,083

Cash at end of the period	$899,130	$1,835,664

Supplemental Disclosure of Non-Cash Activities Land improvement costs included in accounts payable	$47,149	$3,154

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

Unaudited Interim Financial Statements
The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. Results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results of operations which may be expected for the full year.

Certain information and footnote disclosures, which are normally included in financial statements of the Partnership prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s December 31, 2001 Annual Report on Form 10-K.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management is required to make significant estimates in connection with its development of budgeted sales and cost estimates in determining the allocation of land and land improvements to cost of sales in connection with the recording of land sales. Actual results could differ from these estimates.

NOTE B — SENIOR NOTES PAYABLE

The Partnership has unsecured senior notes payable (“Senior Notes”) in the aggregate principal amount of $29,000,000 and $34,000,000 at March 31, 2002 and December 31, 2001, respectively. The Senior Notes bear interest at a fixed annual rate of 10.83%, payable semi-annually, and include a negative pledge covenant relating to the assets and operations of the Partnership, allowing only a collateralized working capital line not to exceed $5,000,000 and subordinated indebtedness of $5,000,000. Until such time as the principal of the Senior Notes and interest thereon is repaid in full, 100% of the cash flow of the Partnership, as defined, shall be applied to repay the Senior Notes. The Senior Notes will mature on November 15, 2003, but

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE B — SENIOR NOTES PAYABLE (continued)

are subject to earlier redemption. On January 15, 2002, the Partnership repaid $5,000,000 in Senior Notes plus accrued interest to that date.

Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid. The Partnership has not deferred interest payments on the Senior Notes payable.

In February 2002, Forest City Enterprises, Inc., (“FCE”) the corporate parent of Sunrise, purchased $453,000 of the Partnership’s total outstanding Senior Notes from an independent third party. As of March 31, 2002, FCE owned $9,832,000 of the Partnership’s total outstanding Senior Notes.

NOTE C — MORTGAGE NOTES PAYABLE

In August 2000, the Partnership obtained a construction loan agreement for Solon Estates (Thornbury), a 250 acre residential development located in Solon, Ohio. The loan amount is not to exceed $3,500,000 and has a maturity date of August 1, 2004. The principal outstanding bears interest at the prime rate (4.75% at March 31, 2002). The outstanding balances under this loan agreement at March 31, 2002 and December 31, 2001 were $888,419 and $740,634, respectively.

NOTE D — PARTNER’S SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, $9,000,000 of the partner’s special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. As a result of the SC Partnership excess costs and their impact on the Partnership as discussed in Note F, FC-Granite, the holder of the special units, modified the interest arrangement during 1999. As a result, $3,081,654 in interest has not been accrued from February 1, 1999 through March 31, 2002.

NOTE E — TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise were reimbursed $11,928 and $19,985 in direct costs of operations of the Partnership’s affairs and development activities at March 31, 2002 and March 31, 2001, respectively.

NOTE F — INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Silver Canyon Partnership
The Partnership has a 33 1/3% interest in SC Partnership. The Partnership’s investment in SC Partnership at March 31, 2002 and December 31, 2001 was $(1,334,833) and $(1,486,866), respectively.

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F — INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

The Partnership has advances outstanding to the SC Partnership of $10,880,856 and $15,971,337 at March 31, 2002 and December 31, 2001, respectively. The decrease in advances outstanding is a result of loan repayments of $5,090,482 funded by proceeds from SC Partnership land sales.

SC Partnership is the owner of Seven Hills, a 1,293 acre master planned residential community currently under development in Henderson, Nevada. During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. After certain priority distributions, ANC and the Partnership agreed to receive distributions pari passu until ANC recovered its entire cash investment except for $750,000, which occurred in the first quarter of 2001.

Thereafter, the Partnership will receive all distributions until it has recovered its entire capital account. After the Partnership has recovered its entire capital account, ANC and the Partnership will share all remaining distributions pari passu.

Based on the provisions of the Agreement, the above advances to SC Partnership shall not bear interest.

SC Partnership has financing to fund development expenditures for the Seven Hills project. In March 2002, the third amendment to the development loan agreement extended the due date of any borrowed funds to December 31, 2002. It allows for borrowing of 100% of development costs up to a total of $3,000,000. Remaining estate lots and commercial property secure the loan. Ninety percent of gross proceeds from sales will be used to repay the loans. The loan bears interest at prime (4.75% at March 31, 2002) plus 1%. There was no outstanding loan balance under this loan agreement at March 31, 2002 and December 31, 2001.

For the three months ended March 31, 2002, SC Partnership generated net income of $304,067, 50% of which was recorded by the Partnership pursuant to the terms of the Agreement. For the three months ended March 31, 2001, SC Partnership generated a net income of $1,920,743, 100% of which was recorded by the Partnership, pursuant to the terms of the Agreement.

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, SC Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000, revised estimates of sales and costs to complete resulted in an overall gross margin for the project. As a result, a gross margin was reported relating to sales activity for that period. Sales and costs to complete have been further revised through the first quarter 2002 based upon current activity, maintaining

PART I — ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F — INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

an overall gross margin for the project. Based on these current revised estimates, a gross margin of $435,261 was reported in the first quarter 2002 relating to sales activity for that period.

In March 2002, SC Partnership completed a land exchange with the Clark County Airport Authority in Henderson, Nevada. SC Partnership exchanged a parcel that was not considered developable for 5.83 acres of commercially zoned acreage located in an unrelated location to the Seven Hills development. This exchange increased SC Partnership’s total commercial acreage from 12.1 to 17.9 acres.

Eaton Estate Partnership
The Partnership has a 30% interest in Eaton Estate Partnership (“Eaton”). The Partnership’s investment in Eaton at March 31, 2002 and December 31, 2001 was $102,084 and $102,480, respectively. For the three months ended March 31, 2002 and 2001, Eaton generated net losses of $1,320 and net income of $35,222, respectively, of which $396 and $10,567, respectively, was recorded by the Partnership under the equity method.

Shown below is the combined condensed financial information for the Partnership’s joint venture investments in SC Partnership and Eaton:

	As of March 31, 2002	As of December 31, 2001

Balance Sheet

Assets	$10,007,115	$17,030,609

Liabilities, primarily long-term debt	16,256,653	23,582,894

Partners’ deficit	(6,249,538)	(6,552,285)

Less: Outside partners’ deficit	(5,016,789)	(5,167,899)

Investment in joint ventures	$(1,232,749)	$(1,394,386)

	For the three months ended March 31,

	2002	2001

Operating Results

Sales from developed property	$870,000	$9,108,546

Gross margins	$435,261	$2,494,831

Other income	148,363	238,717

Expenses	280,877	812,805

Net income	$302,747	$1,920,743

NOTE G — LITIGATION

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Partnership is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Partnership or its properties, which is reasonably likely to have a material adverse effect on the financial statements, liquidity or results of operations of the Partnership.

PART I — ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     The following discussion and analysis of Granite Development Partners, L.P. (“Partnership”), should be read in conjunction with the accompanying financial statements included herein as well as the audited financial statements and notes thereto as of and for the year ended December 31, 2001 contained in the Annual Report on Form 10-K.

Results of Operations

Overview
     The Partnership’s results of operations for the three months ended March 31, 2002 and 2001 include the financial results, accounted for on the equity basis, of Eaton Estate Partnership (“Eaton”) and Silver Canyon Partnership (“SC Partnership”), the Partnership’s two joint ventures. The Partnership has four remaining wholly owned projects in inventory at March 31, 2002. Eaton recorded its final sales during 2001. Eaton will be dissolved in 2002 and all remaining cash will be distributed to the partners pursuant to the terms of the partnership agreement. The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in SC Partnership. The only project owned by SC Partnership is Seven Hills, which is discussed in more detail below.

     For the three months ended March 31, 2002 and March 31, 2001, the Partnership reported a net loss of $514,779 and net income of $930,264, respectively. The decrease in net income is primarily the result of income from joint ventures of $151,638 for the three months ended March 31, 2002 versus $1,931,310 for the three months ended March 31, 2001. The decrease in income from joint ventures is due primarily to decreased sales at the Seven Hills project in Henderson, Nevada. Decreased sales at the Seven Hills project is due to market fluctuations and a decrease in inventory.

Silver Canyon Partnership — Agreement (1999)

     During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. The intent of the Agreement was to result in a more equitable sharing of excess costs by ANC and the Partnership to minimize the impact of the identified excess costs to complete the Seven Hills project and to preserve cash flow available to meet the partnership’s obligations. As of March 31, 2002, ANC has recovered the portion of its cash investment it was entitled to recover per the Agreement. As a result, pursuant to the provisions of this Agreement, the Partnership is entitled to receive all cash flow from SC Partnership until the Partnership has recovered its entire cash investment. After the Partnership has recovered its entire cash investment, ANC and the Partnership will share all remaining distributions equally.

Seven Hills — Gross Margins Through September 30, 2000

     The loss from joint ventures for the nine months ended September 30, 2000 resulted primarily from the SC Partnership recording zero gross margins on its Seven Hills project in Henderson, Nevada. The zero gross margins were the result of an extensive review of project costs performed in 1999, which revealed an increase in the scope of landscape and greenbelt improvements for the balance of the project as well as increases in parcel development costs in excess of budget. As a result, estimated costs to complete the project were revised. During the third quarter of 2000, the Partnership identified potential improvements in the estimated cost to complete the Seven Hills project. However, the management of the Partnership believed that it was premature to recognize gross margins for the project as of the third quarter of 2000 primarily because of the speculative nature of future land sales. A significant portion of the remaining land sales in Seven Hills consists of estate lots, which are higher priced lots sold to high net worth individuals as opposed to lower priced lots sold in bulk to production home builders. Uncertainties in current and future economic conditions and the large number of estate lots yet to be sold make it very difficult to estimate accurate future sales prices and gross margins. As a result, no gross margins were recorded on sales in the first three quarters of 2000.

     The zero margins reported by the SC Partnership specifically related to speculation in high-end estate lot pricing and contingent project costs. A lowest-probable pricing scenario through the third quarter of 2000, showed that remaining sales would be sufficient only to recover remaining development costs, resulting in zero gross margins. A lowest-probable pricing scenario was used because of unknown future economic conditions, and how they could affect the pricing of remaining lots. The 2000 business plan was also adjusted to include certain contingent costs not included in the plan.

Seven Hills — Gross Margins Fourth Quarter 2000 through First Quarter 2002
     The 2001 Seven Hills business plan was approved by the partners on January 25, 2001. That plan showed remaining sales to be sufficient to recover estimated costs to complete, resulting in an overall gross margin. However, the 2001 business plan was based on speculation of sales prices, particularly for high priced estate lots. In addition, the 2001 business plan did not include estimates for certain contingent project costs. As a result, Partnership management adjusted the 2001 business plan to remove some of the speculation due to higher priced estate lot pricing. The plan was also adjusted by management to include certain of the contingent project cost items that were reasonable to estimate and were reasonably probable to incur.

     The 2002 Seven Hills business plan was approved by the partners on February 7, 2002. That plan continues to show remaining sales to be sufficient to recover estimated costs to complete resulting in an overall gross margin and was adjusted by management to include certain of the contingent project cost items that were reasonable to estimate and are reasonably probable to incur.

     During the fourth quarter of 2000 and up through March 31, 2002, a significant amount of speculation was eliminated relating to the pricing of estate lots. Strong sales of high-end estate lots at prices higher than those used in the preliminary business plan reduced the need to use a lowest-probable pricing scenario for estate lots. As a result, revised estimates were incorporated by management for pricing and potential future cost. This results in SC Partnership reporting gross margin beginning with sales in the fourth quarter of 2000. During the first quarter of 2002, $435,261 of gross margin was reported.

     SC Partnership and the Partnership management will continue to monitor all trends, results and uncertainties very closely. Gross margin reported will continue to be adjusted based on continued review of the business plan, and the effect that trends, actual results, and potential uncertainties have on the business plan.

     In March 2002, SC Partnership completed a land exchange with the Clark County Airport Authority in Henderson, Nevada. SC Partnership exchanged a parcel that was not considered developable for 5.83 acres of commercially zoned acreage located in an unrelated location to the Seven Hills development. This exchange increased SC Partnership’s total commercial acreage from 12.1 to 17.9 acres.

Comparisons — Results of Operations
     There were $244,000 in sales of developed property for the three months ended March 31, 2002 versus no sales for the three months ended March 31, 2001.

     As of April 30, 2002, seven lots in the Solon Estates (Thornbury) subdivision in Solon, Ohio were under contract for $946,200.

     Interest income totaled $29,161 for the three months ended March 31, 2002 versus $35,412 for the three months ended March 31, 2001. Interest income is comprised of interest earned on notes receivable from the sales of developed property and from the investment of proceeds from sales in short-term commercial paper. The decrease in interest income in fiscal 2002 is mainly due to a decrease in interest earned from the investment of proceeds from sales in short-term commercial paper.

     Interest expense totaled $807,737 for the three months ended March 31, 2002 versus $974,700 for the three months ended March 31, 2001. Interest expense is mainly comprised of interest accrued for senior notes. Interest accrued on the senior notes was $807,737 and $974,700 for the three months ended March 31, 2002 and March 31, 2001, respectively. The decrease in interest expense is due primarily to the decrease in the outstanding balance of the senior notes.

     Operating and other expenses totaled $10,349 for the three months ended March 31, 2002 versus $43,542 for the three months ended March 31, 2001. Operating and other expenses are mainly comprised of legal fees, professional fees, title fees and escrow fees. Professional fees decreased from $17,994 for the three months ended March 31, 2001 to $1,278 for the three months ended March 31, 2002 due primarily to a decrease in legal related expenses.

     Income from joint ventures was $151,638 for the three months ended March 31, 2002 versus a loss of $1,931,310 for the three months ended March 31, 2001. Income from joint ventures consists of income from SC Partnership and Eaton, both being recorded by the Partnership under the equity method. The decrease in joint venture income is due primarily to decreased sales at the Seven Hills project. Decrease in sales at the Seven Hills project is due to market fluctuations and a decrease in inventory.

     Eaton recorded its final sales during 2001. Eaton will be dissolved in 2002 and all remaining cash will be distributed to the partners pursuant to the terms of the partnership agreement.

     The SC Partnership reported sales of $870,000 for the three months ended March 31, 2002, versus sales of $9,108,546 for the three months ended March 31, 2001. As of April 30, 2002, six lots at the Seven Hills project in Henderson, Nevada were under contract for $1,449,500.

Financial Condition and Liquidity

Outlook
     In February 2002, Forest City Enterprises, Inc., (“FCE”), the corporate parent of Sunrise, purchased $453,000 of the Partnership’s total outstanding senior notes payable (“Senior Notes”) from an independent third party. As of March 31, 2002, FCE owned $9,832,000 of the Partnership’s total outstanding Senior Notes. The notes owned by FCE are referred to as “Internally Owned Senior Notes”. Management believes that the Partnership has the wherewithal to service and retire all of the Senior Notes owned by third parties (“Externally Owned Senior Notes”) and mortgage debt. Management also believes that a substantial portion of the Internally Owned Senior Notes will also be serviced and retired. The primary sources of cash that will be used to pay the Senior Notes interest and principal will be from land sales at Seven Hills, Solon Estates (Thornbury) and Fairfax Meadows projects. These projects represent substantially the remainder of the Partnership assets as of March 31, 2002. There is no certainty that the results of any of these business plans will be achieved. (See Information Related to Forward Looking Statements.)

     The following inventory remained at Seven Hills as of March 31, 2002:

•	17.9 commercial acres
•	81 residential “estate” or custom lots

     The Partnership has not sold commercial property at Seven Hills to date. Commercial property in the area has sold in the $100,000 to $150,000 per acre range.

     The historical average sales price for estate lots through December 31, 2000 was approximately $259,000. In January 2001, Seven Hills released for sale the most desirable lots. As a result, the average sales price for all estate lots through March 31, 2002, increased to $289,000 based upon actual closings. The updated average sales price through March 31, 2002 for the most desirable estate lot parcels is $574,000. Based on this recent sales activity, management believes a reasonable average sales price for future estate lots is $366,000. There is no assurance that these average prices can be maintained.

     Management estimates that approximately $13,237,346 in costs remains to be spent to complete the Seven Hills project.

     The remaining inventory at Solon Estates (Thornbury) is 102 lots. The average price of lots sold through March 31, 2002 in this project was $118,000. There are also 21 cluster units available. Through March 31, 2002, 17 cluster units have sold for an average price of $92,000. Approximately $4,059,000 in costs remain to be incurred to complete the Thornbury project.

     The remaining inventory at Fairfax Meadows is 22 lots. The average price of lots sold through March 31, 2002 in this project is $42,000. Project construction is substantially complete.

     The Partnership maintains updated business plans for all of its properties. The Seven Hills business plan has been adjusted to reduce sales to a lowest probable pricing scenario, and to include potential costs that have not been included in the business plan (“Management Adjustments”). Currently available cash, along with projected available cash flow, based on these business plans, taking into consideration the Management Adjustments of the Seven Hills plan, appears sufficient to repay the Externally Owned Senior Notes, including interest. There would not be sufficient cash flow to fully retire the Internally Owned Senior Notes, retire the partner’s special units of $9,000,000, provide any return on the special units or make any payments to the Partnership’s limited partners. Based on current estimates, the shortfall to the Internally Owned Senior Notes would be approximately $3,800,000 considering Management Adjustments of the Seven Hills plan, and approximately $600,000 if the Management Adjustments are not realized.

Cash Flows
     The net cash used in operating activities was $60,218 for the three months ended March 31, 2002 versus $661,996 for the three months ended March 31, 2001. The decrease in net cash used in operating activities is primarily the result of a net operating loss (defined as net income (loss), amortization and income (loss) from joint ventures) of $660,862 for the three months ended March 31, 2002 versus a loss of $996,866 for the three months ended March 31, 2001, an increase in land and land improvements of $203,473 for the three months ended March 31, 2002 versus an increase of $601,925 for the three months ended March 31, 2001 and a decrease in accounts payable of $21,494 for the three months ended March 31, 2002 versus a decrease of $106,479 for the three months ended March 31, 2001. These decreases in net cash used in operating activities were partially offset by an increase in accrued interest of $715,102 for the three months ended March 31, 2002 versus an increase of $974,700 for the three months ended March 31, 2001.

     Net cash provided by investing activities was $5,090,482 for the three months ended March 31, 2002 versus $1,489,577 for the three months ended March 31, 2001. The increase in funds provided was the result of an increase in repayment of advances to joint ventures of $5,090,482 for the three months ended March 31, 2002 versus $1,489,577 for the three months ended March 31, 2001. The increase in repayment of advances to joint ventures consists of loan repayments from SC Partnership.

     Net cash used in financing activities for the three months ended March 31, 2001, was $4,852,215. During the three months ended March 31, 2002, the Partnership redeemed $5,000,000 in Senior Notes and borrowed mortgage notes of $238,240 for expenditures at the Solon Estates (Thornbury) development of which $90,455 was repaid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Management has and will continue to manage interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt to ensure that variable rate exposure is maintained at an acceptable level. The Partnership had $888,419 in variable rate debt outstanding at March 31, 2002 and $740,634 outstanding at December 31, 2001.

     The tables below provide information about the Partnership’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity
At March 31, 2002	Date

				Fair Market
	2002	2003	Total	Value

Fixed:

Senior notes	$—	$29,000,000	$29,000,000	$31,179,457

Stated interest rate	10.83%	10.83%	10.83%	—

Variable:

Variable rate mortgage debt	$888,419	$—	$888,419	$888,419

Stated interest rate (prime)	4.75%	—	4.75%	4.75%

Total debt	$888,419	$29,000,000	$29,888,419	$32,067,876

	Expected Maturity
At December 31, 2001	Date

				Fair Market
	2002	2003	Total	Value

Fixed:

Senior notes	$5,000,000	$29,000,000	$34,000,000	$37,142,758

Stated interest rate	10.83%	10.83%	10.83%	—

Variable:

Variable rate mortgage debt	$740,634	$—	$740,634	$740,634

Stated interest rate (prime)	4.75%	—	4.75%	4.75%

Total debt	$5,740,634	$29,000,000	$34,740,634	$37,883,392

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Partnership is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Partnership or its properties, which is reasonably likely to have a material adverse effect on the financial statements, liquidity or results of operations of the Partnership. The disclosure required by this item is incorporated by reference to Note G of the March 31, 2002 unaudited financial statements and management’s discussion and analysis of financial condition which appears in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits — none

(b)	No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Granite Development Partners, L.P.

(Registrant)

DATE:	05/15/02	/s/ Robert F. Monchein

Robert F. Monchein President FC-Granite, the general partner of Granite Development Partners, L.P.

DATE:	05/15/02	/s/ Mark A. Ternes

Mark A. Ternes Controller FC-Granite, the general partner of Granite Development Partners, L.P.