Form 10-Q
period 2002-06-30
GRANITE DEVELOPMENT PARTNERS LP
filed 2002-08-14
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 – Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

GRANITE DEVELOPMENT PARTNERS, L.P.

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – June 30, 2002 (Unaudited) and December 31, 2001	3-4

	Statements of Operations (Unaudited) - Three and six months ended June 30, 2002 and 2001	5

	Statements of Changes in Partners’ Deficit (Unaudited)	6

	Statements of Cash Flows (Unaudited) – Six months ended June 30, 2002 and 2001	7

	Notes to the Financial Statements (Unaudited)	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

PART 1
ITEM 1. FINANCIAL INFORMATION

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS

LAND	$571,670	$616,730

LAND IMPROVEMENTS	2,704,966	2,246,692

	3,276,636	2,863,422

MORTGAGE NOTES RECEIVABLE	1,088,074	1,523,743

INVESTMENTS IN AND ADVANCES TO

JOINT VENTURES	8,628,915	14,586,951

OTHER ASSETS

Cash	619,407	721,081

Mortgage procurement costs, net of accumulated amortization of $51,344 and $40,234 in 2002 and 2001, respectively	20,368	31,478

Interest receivable	138,324	79,504

Other	—	44,077

	778,099	876,140

	$13,771,724	$19,850,256

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS — (continued)

	June 30, 2002	December 31, 2001

	(Unaudited)
LIABILITIES & PARTNERS’ DEFICIT
SENIOR NOTES PAYABLE	$29,000,000	$34,000,000

MORTGAGE NOTE PAYABLE	1,067,841	740,634

OTHER LIABILITIES

Accounts payable	46,506	56,926

Accrued interest	410,666	472,015

Accrued real estate taxes and other	47,773	70,515

	504,945	599,456

PARTNERS’ DEFICIT

Partner’s special units	9,000,000	9,000,000

Partners’ deficit	(25,801,062)	(24,489,834)

	(16,801,062)	(15,489,834)

	$13,771,724	$19,850,256

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES

Sales of developed property	$182,750	$195,250	$426,750	$195,250

Cost of sales	(93,937)	(112,662)	(208,796)	(112,662)

	88,813	82,588	217,954	82,588

Interest	28,140	43,410	57,301	78,822

Other	5,140	6,523	9,563	7,097

	122,093	132,521	284,818	168,507

EXPENSES

Interest	793,900	984,327	1,601,637	1,959,027

Real estate taxes	5,500	11,793	11,001	26,403

Operating and other	35,519	69,587	45,868	113,129

Amortization	5,555	5,086	11,110	9,266

	840,474	1,070,793	1,669,616	2,107,825

	(718,381)	(938,272)	(1,384,798)	(1,939,318)

(Loss) income from joint ventures	(78,068)	742,090	73,570	2,673,400

NET (LOSS) INCOME	$(796,449)	$(196,182)	$(1,311,228)	$734,082

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	FC-Granite,	Limited
	Inc.	Partners	Total

Balance at December 31, 1999	$(25,443,530)	$—	$(25,443,530)

Net loss	(1,933,299)	—	(1,933,299)

Balance at December 31, 2000	(27,376,829)	—	(27,376,829)

Net income	2,886,995	—	2,886,995

Balance at December 31, 2001	(24,489,834)	—	(24,489,834)

Net loss	(1,311,228)	—	(1,311,228)

Balance at June 30, 2002 (unaudited)	$(25,801,062)	$—	$(25,801,062)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash Flow from Operating Activities:

Net (loss) income	$(1,311,228)	$734,082

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization	11,110	9,266

Income from joint ventures	(73,570)	(2,673,400)

Changes in operating assets and liabilities:

Increase in land and land improvements	(416,996)	(1,250,203)

Decrease in mortgage notes receivable	435,669	297,609

Increase in interest receivable	(58,820)	(11,677)

Decrease in other assets	44,077	—

Decrease in accounts payable	(6,638)	(52,500)

Decrease in accrued interest	(61,349)	(16,847)

(Decrease) increase in accrued real estate taxes and other	(22,742)	66,267

Net cash used in operating activities	(1,460,487)	(2,897,403)

Cash Flow from Investing Activities:

Repayment of advances to joint ventures	6,031,606	3,783,401

Net cash provided by investing activities	6,031,606	3,783,401

Cash Flow from Financing Activities:

Repayment of Senior Notes	(5,000,000)	(2,000,000)

Proceeds from loan payable	504,600	197,225

Repayment of loan payable	(177,393)	—

Payment of mortgage procurement costs	—	(35,351)

Net cash used in financing activities	(4,672,793)	(1,838,126)

Decrease in cash	(101,674)	(952,128)

Cash at beginning of the period	721,081	1,008,083

Cash at the end of the period	$619,407	$55,955

Supplemental Disclosure on Non-Cash Activities

Land improvement costs included in accounts payable	$(3,782)	$(118,055)

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

Unaudited Interim Financial Statements

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. Results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results of operations which may be expected for the full year.

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

New Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Partnership for the year ending December 31, 2003. The Partnership does not expect this pronouncement to have a material impact on the Partnership’s financial position, results of operations, or cash flows.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE A – FINANCIAL STATEMENT DISCLOSURES (continued)

In June 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement required the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The Partnership’s commitment to a plan, by itself, does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit or disposal activities initiated after December 31, 2002. The Partnership does not expect this pronouncement to have a material impact on the Partnership’s financial position, results of operations, or cash flows.

NOTE B – SENIOR NOTES PAYABLE

The Partnership has unsecured senior notes payable (“Senior Notes”) in the aggregate principal amount of $29,000,000 and $34,000,000 at June 30, 2002 and December 31, 2001, respectively. The Senior Notes bear interest at a fixed annual rate of 10.83%, payable semi-annually, and include a negative pledge covenant relating to the assets and operations of the Partnership, allowing only a collateralized working capital line not to exceed $5,000,000 and subordinated indebtedness of $5,000,000. Until such time as the principal of the Senior Notes and interest thereon is repaid in full, 100% of the cash flow of the Partnership, as defined, shall be applied to repay the Senior Notes. The Senior Notes will mature on November 15, 2003, but are subject to early redemption. On January 15, 2002, the Partnership repaid $5,000,000 in Senior Notes plus accrued interest to that date.

Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid. The Partnership has not deferred interest payments on the Senior Notes payable.

In February 2002, Forest City Enterprises, Inc. (“FCE”), the corporate parent of Sunrise, purchased $453,000 of the Partnership’s total outstanding Senior Notes from an independent third party. As of June 30, 2002, FCE owned $9,832,000 of the Partnership’s total outstanding Senior Notes.

NOTE C – MORTGAGE NOTE PAYABLE

In August 2000, the Partnership obtained a construction loan for Solon Estates (Thornbury), a 250 acre residential development located in Solon, Ohio. The loan amount is not to exceed $3,500,000 and has a maturity date of August 1, 2004. The principal outstanding bears interest at the prime rate (4.75% at June 30, 2002). The outstanding balances under this loan agreement at June 30, 2002 and December 31, 2001 were $1,067,841 and $740,634, respectively.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE D – PARTNER’S SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, $9,000,000 of the partner’s special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. As a result of the SC Partnership excess costs and their impact on the Partnership as discussed in Note F, FC-Granite, the holder of the special units, modified the interest arrangement during 1999. As a result, $3,324,662 in interest has not been accrued from February 1, 1999 through June 30, 2002.

NOTE E – TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise were reimbursed $15,205 and $21,483 in direct costs of operations of the Partnership’s affairs and development activities for the six months ended June 30, 2002 and June 30, 2001, respectively.

NOTE F – INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Silver Canyon Partnership

The Partnership has a 33 1/3% interest in SC Partnership. The Partnership’s investment in SC Partnership at June 30, 2002 and December 31, 2001 was $(1,412,163) and $(1,486,866), respectively.

The Partnership has advances outstanding to the SC Partnership of $9,939,731 and $15,971,337 at June 30, 2002 and December 31, 2001, respectively. The decrease in advances outstanding is a result of loan repayments of $6,031,606 funded by proceeds from SC Partnership land sales.

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

Based on the provisions of the Agreement, the above advances to SC Partnership shall not bear interest. SC Partnership has financing to fund development expenditures for the Seven Hills project. In March 2002, the third amendment to the development loan agreement extended the due date of any borrowed funds to December 31, 2002. It allows for borrowing of 100% of

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F – INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

development costs up to a total of $3,000,000. Remaining estate lots and commercial property secure the loan. Ninety percent of gross proceeds from sales will be used to repay the loans. The loan bears interest at prime (4.75% at June 30, 2002) plus 1%. Under this loan agreement, there was an outstanding loan balance of $368,185 at June 30, 2002 and no outstanding balance at December 31, 2001. In July 2002, SC Partnership repaid the outstanding balance and subsequently cancelled the development loan agreement.

For the three and six month periods ended June 30, 2002, SC Partnership generated a net loss of $154,661 and net income of $149,406, respectively, 50% of which was recorded by the Partnership pursuant to the terms of the Agreement. For the three and six month periods ended June 30, 2001, SC Partnership generated net income of $747,739 and $2,668,482, respectively, 100% of which was recorded by the Partnership, pursuant to the terms of the Agreement.

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, SC Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000, revised estimates of sales and costs to complete resulted in an overall gross margin for the project. As a result, a gross margin was reported relating to sales activity for that period. Sales and costs to complete have been further revised through the first half of 2002 based upon current activity, maintaining an overall gross margin for the project. Based on these current revised estimates, a gross margin of $683,285 was reported in the first half of 2002 relating to sales activity for that period.

In March 2002, SC Partnership completed a land exchange with the Clark County Airport Authority in Henderson, Nevada. SC Partnership exchanged a parcel that was not considered developable for 5.83 acres of commercially zoned acreage located in an unrelated location to the Seven Hills development. This exchange increased SC Partnership’s total commercial acreage from 12.1 to 17.9 acres.

Eaton Estate Partnership

The Partnership has a 30% interest in Eaton Estate Partnership (“Eaton”). The Partnership’s investment in Eaton at June 30, 2002 and December 31, 2001 was $101,347 and $102,480, respectively. For the three and six month periods ended June 30, 2002, Eaton generated net losses of $2,458 and $3,778, respectively, of which $737 and $1,133, respectively, were recorded by the Partnership under the equity method. For the three and six month periods ended June 30, 2001, Eaton generated a net loss of $18,828 and net income of $16,394, respectively, of which $5,648 and $4,918, respectively, were recorded by the Partnership under the equity method.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F – INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

Shown below is the combined condensed financial information for the Partnership’s joint venture investments in SC Partnership and Eaton:

	As of June 30, 2002	As of December 31, 2001

Balance Sheet

Assets	$8,682,593	$17,030,609

Liabilities, primarily long-term debt	15,089,250	23,582,894

Partners’ deficit	(6,406,657)	(6,552,285)

Less: Outside partners’ deficit	(5,095,841)	(5,167,899)

Investment in joint ventures	$(1,310,816)	$(1,384,386)

	For the six months ended June 30,

	2002	2001

Operating Results

Sales from developed property	$1,256,500	$9,108,546

Gross margins	$683,285	$2,494,831

Other income	245,986	238,717

Expenses	783,643	812,805

Net income	$145,628	$1,920,743

NOTE G – LITIGATION

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

Results of Operations

Overview

         The Partnership’s results of operations for the three and six month periods ended June 30, 2002 and 2001 include the financial results, accounted for on the equity basis, of Eaton Estate Partnership (“Eaton”) and Silver Canyon Partnership (“SC Partnership”), the Partnership’s two joint ventures. The Partnership has four remaining wholly owned projects in inventory at June 30, 2002. Eaton recorded its final sales during 2001. Eaton will be dissolved in 2002 and all remaining cash will be distributed to the partners pursuant to the terms of the partnership agreement. The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in SC Partnership. The only project owned by SC Partnership is Seven Hills, which is discussed in more detail below.

         For the three months ended June 30, 2002 and June 30, 2001, the Partnership reported net losses of $796,449 and $196,182, respectively. The increase in net loss is primarily the result of a loss from joint ventures of $78,068 for the three months ended June 30, 2002 versus income from joint ventures of $742,090 for the three months ended June 30, 2001. For the six months ended June 30, 2002 and June 30, 2001, the Partnership reported a net loss of $1,311,228 and net income of $734,082, respectively. The decrease in net income is primarily the result of income from joint ventures of $73,570 for the six months ended June 30, 2002 versus $2,673,400 for the six months ended June 30, 2001.

         The decrease in income from joint ventures is due primarily to decreased sales at the Seven Hills project in Henderson, Nevada. Decreased sales at the Seven Hills project is due to market fluctuations and a decrease in inventory.

New Accounting Standards

         In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Partnership for the year ending December 31, 2003. The Partnership does not expect this pronouncement to have a material impact on the Partnership’s financial position, results of operations, or cash flows.

         In June 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement required the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The Partnership’s commitment to a plan, by itself, does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit or disposal activities initiated after December 31, 2002. The Partnership does not expect this pronouncement to have a material impact on the Partnership’s financial position, results of operations, or cash flows.

Silver Canyon Partnership – Agreement (1999)

         During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. The intent of the Agreement was to result in a more equitable sharing of excess costs by ANC and the Partnership to minimize the impact of the identified excess costs to complete the Seven Hills project and to preserve cash flow available to meet the partnership’s obligations. As of June 30, 2002, ANC has recovered the portion of its cash investment it was entitled to recover per the Agreement. As a result, pursuant to the provisions of this Agreement, the Partnership is entitled to receive all cash flow from SC Partnership until the Partnership has recovered its entire cash investment. After the Partnership has recovered its entire cash investment, ANC and the Partnership will share all remaining distributions equally.

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

Seven Hills — Gross Margins Fourth Quarter 2000 through the First Six Months
2002

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

         During the fourth quarter of 2000 and up through June 30, 2002, a significant amount of speculation was eliminated relating to the pricing of estate lots. Strong sales of high-end estate lots at prices higher than those used in the preliminary business plan reduced the need to use a lowest-probable pricing scenario for estate lots. As a result, revised estimates were incorporated by management for pricing and potential future cost. This results in SC Partnership reporting gross margin beginning with sales in the fourth quarter of 2000. During the first half of 2002, $683,285 of gross margin was reported.

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

Comparisons – Results of Operations

         Sales of $426,750 in developed property were recorded for the six months ended June 30, 2002 versus $195,250 for the six months ended June 30, 2001. The Partnership recorded sales of $182,750 for the three months ended June 30, 2002 versus $195,250 for the three months ended June 30, 2001.

         As of July 31, 2002, 10 lots in the Fairfax subdivision in Medina, Ohio closed for $405,000, 12 lots in the Fairfax Meadows subdivision were under contract for $498,000 and 3 lots in the Solon Estates (Thornbury) subdivision in Solon, Ohio were under contract for $422,000.

         Interest income totaled $57,301 for the six months ended June 30, 2002 versus $78,822 for the six months ended June 30, 2001. For the three months ended June 30, 2002 and 2001, interest income totaled $28,140 and $43,410, respectively. Interest income is comprised of interest earned on notes receivable from the sales of developed property and from the investment of proceeds from sales in short-term commercial paper. The decrease in interest income in fiscal 2002 is mainly due to a decrease in interest earned from the investment of proceeds from sales in short-term commercial paper.

         Interest expense totaled $1,601,637 for the six months ended June 30, 2002 versus $1,959,027 for the six months ended June 30, 2001. For the three months ended June 30, 2002 and 2001, interest expense totaled $793,900 and $984,327, respectively. Interest expense is mainly comprised of interest accrued for senior notes. Interest accrued on the senior notes was $1,601,637 and $1,959,027 for the six months ended June 30, 2002 and June 30, 2001, respectively. The decrease in interest expense is due primarily to the decrease in the outstanding balance of the senior notes.

         Operating and other expenses totaled $45,868 for the six months ended June 30, 2002 versus $113,129 for the six months ended June 30, 2001. For the three months ended June 30, 2002 and 2001, operating expense totaled $35,519 and $69,587, respectively. Operating and other expenses are mainly comprised of legal fees, professional fees, title fees and escrow fees. Legal fees decreased from $69,064 for the six months ended June 30, 2001 to $4,358 for the six months ended June 30, 2002.

         Income from joint ventures was $73,570 for the six months ended June 30, 2002 versus $2,673,400 for the six months ended June 30, 2001. For the three months ended June 30, 2002 and 2001, the partnership reported a loss from joint ventures of $78,068 versus income from joint ventures of $742,090, respectively. Income from joint ventures consists of income from SC Partnership and Eaton, both being recorded by the Partnership under the equity method. The decrease in joint venture income is due primarily to decreased sales at the Seven Hills project which is due to market fluctuations and a decrease in inventory.

         Eaton recorded its final sales during 2001. Eaton will be dissolved in 2002 and all remaining cash will be distributed to the partners pursuant to the terms of the partnership agreement.

         The SC Partnership reported sales of $1,256,500 for the six months ended June 30, 2002, versus sales of $11,749,950 for the six months ended June 30, 2001. As of July 31, 2002, 41 estate lots at the Seven Hills project in Henderson, Nevada were under contract for $9,403,750, 2 estate lots were sold for $607,000 and 11.97 acres of commercial property were sold for $1,600,000.

Financial Condition and Liquidity

Outlook

         In February 2002, Forest City Enterprises, Inc., (“FCE”), the corporate parent of Sunrise, purchased $453,000 of the Partnership’s total outstanding senior notes payable (“Senior Notes”) from an independent third party. As of June 30, 2002, FCE owned $9,832,000 of the Partnership’s total outstanding Senior Notes. The notes owned by FCE are referred to as “Internally Owned Senior Notes”. Management believes that the Partnership has the wherewithal to service and retire all of the Senior Notes owned by third parties (“Externally Owned Senior Notes”) and mortgage debt. Management also believes that a substantial portion of the Internally Owned Senior Notes will also be serviced and retired. The primary sources of cash that will be used to pay the Senior Notes interest and principal will be from land sales at Seven Hills, Solon Estates (Thornbury) and Fairfax Meadows projects. These projects represent substantially the remainder of the Partnership assets as of June 30, 2002. There is no certainty that the results of any of these business plans will be achieved. (See Information Related to Forward Looking Statements.)

         The following inventory remained at Seven Hills as of June 30, 2002:

         •     17.9 commercial acres

         •     79 residential “estate” or custom lots

         Commercial property in the area has sold in the $100,000 to $150,000 per acre range. Seven Hills commercial property sales subsequent to June 30, 2002 have sold for approximately $134,000 per acre. The historical average sales price for estate lots through December 31, 2000 was approximately $259,000. In January 2001, Seven Hills released for sale the most desirable lots. As a result, the average sales price for all estate lots through June 30, 2002, increased to $288,300 based upon actual closings. The updated average sales price through June 30, 2002 for the most desirable estate lot parcels is $553,000. Based on this recent sales activity, management believes a reasonable average sales price for future estate lots is $368,000. There is no assurance that these average prices can be maintained.

         Management estimates that approximately $11,137,326 in costs remains to be spent to complete the Seven Hills project.

         The remaining inventory at Solon Estates (Thornbury) is 101 lots. The average price of lots sold through June 30, 2002 in this project was $118,000. There are also 21 cluster units available. Through June 30, 2002, 17 cluster units have sold for an average price of $92,000. Approximately $3,814,000 in costs remain to be incurred to complete the Thornbury project.

         The remaining inventory at Fairfax Meadows is 22 lots. The average price of lots sold through June 30, 2002 in this project is $42,000. Project construction is substantially complete.

         The Partnership maintains updated business plans for all of its properties. The Seven Hills business plan has been adjusted to reduce sales to management’s best estimate of sales, and to include potential costs that have not been included in the business plan (“Management Adjustments”). Currently available cash, along with projected available cash flow, based on these business plans, taking into consideration the Management Adjustments of the Seven Hills plan, appears sufficient to repay the Externally Owned Senior Notes, including interest. There would not be sufficient cash flow to fully retire the Internally Owned Senior Notes, retire the partner’s special units of $9,000,000, provide any return on the special units or make any payments to the Partnership’s limited partners. Based on current estimates, the shortfall to the Internally Owned Senior Notes would be approximately $3,500,000 considering Management Adjustments of the Seven Hills plan, and approximately $800,000 if the Management Adjustments are not realized.

Cash Flows

         The net cash used in operating activities was $1,460,487 for the six months ended June 30, 2002 versus $2,897,403 for the six months ended June 30, 2001. The decrease in net cash used is primarily the result of an increase in land and land improvements of $416,996 for the six months ended June 30, 2002 versus an increase of $1,250,203 for the six months ended June 30, 2001 and net operating income (defined as net income (loss), amortization and income (loss) from joint ventures) of $1,373,688 for the six months ended June 30, 2002 versus $1,930,052 for the six months ended June 30, 2001.

         Net cash provided by investing activities was $6,031,606 for the six months ended June 30, 2002 versus $3,783,401 for the six months ended June 30, 2001. The increase in funds provided was the result of an increase in repayment of advances to joint ventures to $6,031,606 for the six months ended June 30, 2002 versus $3,783,401 for the six months ended June 30, 2001. The increase in repayment of advances to joint ventures consists of loan repayments from SC Partnership.

         Net cash used in financing activities for the six months ended June 30, 2002 was $4,672,793. During the six months ended June 30, 2002, the Partnership redeemed $5,000,000 in Senior Notes and borrowed mortgage notes of $504,600 for expenditures at the Solon Estates (Thornbury) development, of which $177,393 was repaid. The net cash used in financing activities was $1,838,126 for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Partnership redeemed $2,000,000 in Senior Notes, borrowed mortgage notes of $197,225 and paid mortgage procurement costs of $35,351.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management has and will continue to manage interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt to ensure that variable rate exposure is maintained at an acceptable level. The Partnership had $1,067,841 in variable rate debt outstanding at June 30, 2002 and $740,634 outstanding at December 31, 2001.

         The tables below provide information about the Partnership’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates.

At June 30, 2002	Expected Maturity Date

	2002	2003	Total	Fair Market Value

Fixed:

Senior notes	$—	$29,000,000	$29,000,000	$30,661,414

Stated interest rate	—	10.83%	10.83%	—

Variable:

Variable rate mortgage debt	$1,067,841	$—	$1,067,841	$1,067,841

Stated interest rate (prime)	4.75%	—	4.75%	4.75%

Total debt	$1,067,841	$29,000,000	$30,067,841	$31,729,255

At December 31, 2001	Expected Maturity Date

	2002	2003	Total	Fair Market Value

Fixed:

Senior notes	$5,000,000	$29,000,000	$34,000,000	$37,142,758

Stated interest rate	10.83%	10.83%	10.83%	—

Variable:

Variable rate mortgage debt	$740,634	$—	$740,634	$740,634

Stated interest rate (prime)	4.75%	—	4.75%	4.75%

Total debt	$5,740,634	$29,000,000	$34,740,634	$37,883,392

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Partnership is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Partnership or its properties, which is reasonably likely to have a material adverse effect on the financial statements, liquidity or results of operations of the Partnership. The disclosure required by this item is incorporated by reference to Note G of the June 30, 2002 unaudited financial statements and management’s discussion and analysis of financial condition which appears in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

No.99	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Granite Development Partners, L.P. (Registrant)

DATE:	08/14/02	/s/ Robert F. Monchein

Robert F. Monchein President FC-Granite, the general partner of Granite Development Partners, L.P.

DATE:	08/14/02	/s/ Mark A. Ternes

Mark A. Ternes Controller FC-Granite, the general partner of Granite Development Partners, L.P.