Form 10-Q
period 2002-09-30
GRANITE DEVELOPMENT PARTNERS LP
filed 2002-11-15
CIK 925171

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10 – Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

GRANITE DEVELOPMENT PARTNERS, L.P.

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – September 30, 2002 (Unaudited) and December 31, 2001	3-4

	Statements of Operations (Unaudited) - Three and nine months ended September 30, 2002 and 2001	5

	Statements of Changes in Partners’ Deficit (Unaudited)	6

	Statements of Cash Flows (Unaudited) – Nine months ended September 30, 2002 and 2001	7

	Notes to the Financial Statements (Unaudited)	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

Section 302 Certifications		22-23

PART I- ITEM 1. FINANCIAL INFORMATION

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS

LAND	$524,140	$616,730

LAND IMPROVEMENTS	2,768,120	2,246,692

	3,292,260	2,863,422

MORTGAGE NOTES RECEIVABLE	672,180	1,523,743

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES	10,478,853	14,586,951

OTHER ASSETS

Cash	2,390,052	721,081

Mortgage procurement costs, net of accumulated amortization of $56,899 and $40,234 in 2002 and 2001, respectively	14,813	31,478

Interest receivable	71,308	79,504

Other	—	44,077

	2,476,173	876,140

	$16,919,466	$19,850,256

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS — (continued)

	September 30, 2002	December 31, 2001

	(Unaudited)
LIABILITIES & PARTNERS’ DEFICIT

SENIOR NOTES PAYABLE	$29,000,000	$34,000,000

MORTGAGE NOTE PAYABLE	796,325	740,634

OTHER LIABILITIES

Accounts payable	3,506	56,926

Accrued interest	1,213,290	472,015

Accrued real estate taxes and other	82,981	70,515

	1,299,777	599,456

PARTNERS’ DEFICIT

Partner’s special units	9,000,000	9,000,000

Partners’ deficit	(23,176,636)	(24,489,834)

	(14,176,636)	(15,489,834)

	$16,919,466	$19,850,256

See notes to financial statements.

PART I- ITEM 1 FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES

Sales of developed property	$816,000	$341,000	$1,242,750	$536,250

Cost of sales	(329,576)	(109,168)	(538,372)	(221,830)

	486,424	231,832	704,378	314,420

Interest	20,440	23,477	77,741	102,299

Other	317	1,408	9,880	8,505

	507,181	256,717	791,999	425,224

EXPENSES

Interest	802,623	941,006	2,404,260	2,900,033

Real estate taxes	60,722	15,264	71,723	41,667

Operating and other	42,701	40,311	88,569	153,440

Amortization	5,555	6,898	16,665	16,164

	911,601	1,003,479	2,581,217	3,111,304

	(404,420)	(746,762)	(1,789,218)	(2,686,080)

Income from joint ventures	3,028,846	1,620,403	3,102,416	4,293,803

NET INCOME	$2,624,426	$873,641	$1,313,198	$1,607,723

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	FC-Granite,	Limited
	Inc.	Partners	Total

Balance at December 31, 1999	$(25,443,530)	$—	$(25,443,530)

Net loss	(1,933,299)	—	(1,933,299)

Balance at December 31, 2000	(27,376,829)	—	(27,376,829)

Net income	2,886,995	—	2,886,995

Balance at December 31, 2001	(24,489,834)	—	(24,489,834)

Net income	1,313,198	—	1,313,198

Balance at September 30, 2002 (unaudited)	$(23,176,636)	$—	$(23,176,636)

See notes to financial statements.

PART I- ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flow from Operating Activities:

Net income	$1,313,198	$1,607,723

Adjustments to reconcile net income to net cash used in operating activities:

Amortization	16,665	16,164

Income from joint ventures	(3,102,416)	(4,293,803)

Changes in operating assets and liabilities:

Increase in land and land improvements	(465,923)	(1,999,053)

Decrease in mortgage notes receivable	851,563	361,074

Decrease (increase) in interest receivable	8,196	(20,209)

Decrease in other assets	44,077	—

Decrease in accounts payable	(16,335)	(94,756)

Increase in accrued interest	741,275	924,160

Increase in accrued real estate taxes and other	12,466	80,090

Net cash used in operating activities	(597,234)	(3,418,610)

Cash Flow from Investing Activities:

Repayment of advances to joint ventures	7,210,514	4,183,015

Net cash provided by investing activities	7,210,514	4,183,015

Cash Flow from Financing Activities:

Repayment of Senior Notes	(5,000,000)	(2,000,000)

Proceeds from mortgage note payable	507,966	940,638

Repayment of mortgage note payable	(452,275)	—

Payment of mortgage procurement costs	—	(35,351)

Net cash used in financing activities	(4,944,309)	(1,094,713)

Increase in cash	1,668,971	(330,308)

Cash at beginning of the period	721,081	1,008,083

Cash at the end of the period	$2,390,052	$677,775

Supplemental Disclosure on Non-Cash Activities

Land improvement costs included in accounts payable	$(37,085)	$(116,868)

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

Unaudited Interim Financial Statements

The financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results of the operations for the periods presented. Results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results of operations which may be expected for the full year.

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

NOTE B – SENIOR NOTES PAYABLE

The Partnership has unsecured senior notes payable (“Senior Notes”) in the aggregate principal amount of $29,000,000 and $34,000,000 at September 30, 2002 and December 31, 2001, respectively. The Senior Notes bear interest at a fixed annual rate of 10.83%, payable semi-annually, and include a negative pledge covenant relating to the assets and operations of the Partnership, allowing only a collateralized working capital line not to exceed $5,000,000 and subordinated indebtedness of $5,000,000. Until such time as the principal of the Senior Notes and interest thereon is repaid in full, 100% of the cash flow of the Partnership, as defined, shall be applied to repay the Senior Notes. The Senior Notes will mature on November 15, 2003, but are subject to early redemption. On January 15, 2002, the Partnership repaid $5,000,000 in Senior Notes plus accrued interest to that date.

Additionally, the Partnership may defer two interest payments if minimum working capital, as defined, falls below $5,000,000. During the period interest payments are deferred, interest shall accrue at 12.83% and shall remain at that level until all deferred interest and interest thereon has been paid. The Partnership has not deferred interest payments on the Senior Notes payable.

In February and July 2002, Forest City Enterprises, Inc. (“FCE”), the corporate parent of Sunrise, purchased $512,000 and $4,057,000, respectively, of the Partnership’s total outstanding Senior Notes from an independent third party. As of September 30, 2002, FCE owned $12,783,100 of the Partnership’s total outstanding Senior Notes (“Internally Owned Senior Notes”). The Senior Notes not owned by FCE are referred to as the “Externally Owned Senior Notes” and approximated $16,216,900 at September 30, 2002. On November 4, 2002, the Partnership repaid $9,000,000 in Senior Notes plus accrued interest to that date. Of the $9,000,000 repayment, approximately $4,000,000 reduced the Internally Owned Senior Notes and approximately $5,000,000 reduced the Externally Owned Senior Notes. As a result, as of November 14, 2002, the Internally Owned Senior Notes totaled approximately $8,783,100 and the Externally Owned Senior Notes totaled approximately $11,216,900.

NOTE C – MORTGAGE NOTE PAYABLE

In August 2000, the Partnership obtained a construction loan for Solon Estates (Thornbury), a 250 acre residential development located in Solon, Ohio. The loan amount is not to exceed $3,500,000 and has a maturity date of August 1, 2004. The principal outstanding bears interest at the prime rate (4.75% at September 30, 2002). The outstanding balances under this loan agreement at September 30, 2002 and December 31, 2001 were $796,325 and $740,634, respectively.

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE D – PARTNER’S SPECIAL UNITS

Per the original Partnership Agreement, until the Senior Notes are paid in full, $9,000,000 of the partner’s special units bear interest at 10.83% and the interest will be paid pari passu with the interest on the Senior Notes. As a result of the SC Partnership excess costs and their impact on the Partnership as discussed in Note F, FC-Granite, the holder of the special units, modified the interest arrangement during 1999. As a result, $3,570,339 in interest has not been accrued from February 1, 1999 through September 30, 2002.

NOTE E – TRANSACTIONS WITH AFFILIATES

FC-Granite and Sunrise were reimbursed $21,039 and $30,534 in direct costs of operations of the Partnership’s affairs and development activities for the nine months ended September 30, 2002 and September 30, 2001, respectively.

American Nevada Seven Hills Limited Partnership ("ANC") is a partner in SC Partnership. An affiliate of ANC is acting as a selling agent and earned commissions of $277,909 and $231,208 in the nine months ended September 30, 2002 and 2001, respectively.

NOTE F– INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Silver Canyon Partnership

The Partnership has a 33 1/3% interest in SC Partnership. The Partnership’s investment in SC Partnership at September 30, 2002 and December 31, 2001 was $1,616,867 and $(1,486,866), respectively.

The Partnership has advances outstanding to the SC Partnership of $8,760,823 and $15,971,337 at September 30, 2002 and December 31, 2001, respectively. The decrease in advances outstanding is a result of loan repayments of $7,210,514 funded by proceeds from SC Partnership land sales.

SC Partnership is the owner of Seven Hills, a 1,293 acre master planned residential community currently under development in Henderson, Nevada. During the second quarter of 1999, ANC, the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. After certain priority distributions, ANC and the Partnership agreed to receive distributions pari passu until ANC recovered its entire cash investment except for $750,000, which occurred in the first quarter of 2001.

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

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F– INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

Based on the provisions of the Agreement, the above advances to SC Partnership shall not bear interest. SC Partnership had financing to fund development expenditures for the Seven Hills project. In March 2002, the third amendment to the development loan agreement extended the due date of any borrowed funds to December 31, 2002. It allowed for borrowing of 100% of development costs up to a total of $3,000,000. Remaining estate lots and commercial property secured the loan. Ninety percent of gross proceeds from sales were used to repay the loans. The loan bore interest at prime (4.75% at September 30, 2002) plus 1%. Under this loan agreement, there was no outstanding loan balance at September 30, 2002 and December 31, 2001. In July 2002, SC Partnership repaid the outstanding balance and cancelled the development loan agreement.

For the three and nine month periods ended September 30, 2002, SC Partnership generated net income of $6,058,059 and $6,207,465, respectively, 50% of which was recorded by the Partnership pursuant to the terms of the Agreement. For the three and nine month periods ended September 30, 2001, SC Partnership generated net income of $1,859,916 and $4,528,398, respectively, of which $1,632,600 and $4,301,082, respectively, was recorded by the Partnership, pursuant to the terms of the Agreement.

As a result of the 1999 identified excess costs, which reflected an overall estimated project gross margin of zero, SC Partnership recorded zero gross margins on all sales from the second quarter of 1999 through the third quarter of 2000. During the fourth quarter of 2000, revised estimates of sales and costs to complete resulted in an overall gross margin for the project. As a result, a gross margin was reported relating to sales activity for that period. Sales and costs to complete have been further revised through the first nine months of 2002 based upon current activity, maintaining an overall gross margin for the project. Based on these current revised estimates, a gross margin of $7,508,393 was reported in the first nine months of 2002 relating to sales activity for that period.

In March 2002, SC Partnership completed a land exchange with the Clark County Airport Authority in Henderson, Nevada. SC Partnership exchanged a parcel that was not considered developable for 5.83 acres of commercially zoned acreage located in an unrelated location to the Seven Hills development. This exchange increased SC Partnership’s total commercial acreage from 12.1 to 17.9 acres.

In October 2002, SC Partnership reclaimed six lots when a customer defaulted on a note receivable of $2,200,000. The note receivable was due in September 2002, therefore, for the three and nine month periods ended September 30, 2002, SC Partnership wrote off the note receivable and related accrued interest of $98,427, recorded an increase in land and land improvements of $1,353,000 and a charge to cost of sales of $847,000. The customer forfeited a $550,000 deposit in connection with the default.

PART I – ITEM 1. FINANCIAL INFORMATION (continued)

GRANITE DEVELOPMENT PARTNERS, L.P.
(A Delaware Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE F– INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (continued)

Eaton Estate Partnership

The Partnership has a 30% interest in Eaton Estate Partnership (“Eaton”). The Partnership’s investment in Eaton at September 30, 2002 and December 31, 2001 was $101,163 and $102,480, respectively. For the three and nine month periods ended September 30, 2002, Eaton generated net losses of $612 and $4,390, respectively, of which $184 and $1,317 respectively, were recorded by the Partnership under the equity method. For the three and nine month periods ended September 30, 2001, Eaton generated a net loss of $40,659 and net income of $24,265, respectively, of which $12,197 and $7,280, respectively, were recorded by the Partnership under the equity method.

Shown below is the combined condensed financial information for the Partnership’s joint venture investments in SC Partnership and Eaton:

	As of September 30, 2002	As of December 31, 2001

Balance Sheet
Assets	$12,747,601	$17,030,609

Liabilities, primarily long-term debt	13,096,811	23,582,894

Partners’ deficit	(349,210)	(6,552,285)

Less: Outside partners’ deficit	(2,067,240)	(5,167,899)

Investment in joint ventures	$1,718,030	$(1,384,386)

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Operating Results
Sales from developed property	$12,612,375	$5,487,883	$13,868,875	$17,237,833

Gross margins	$6,825,108	$2,087,042	$7,508,393	$5,414,708

Other income	99,479	95,967	345,465	693,672

Expenses	867,140	363,752	1,650,783	1,604,247

Net income	$6,057,447	$1,819,257	$6,203,075	$4,504,133

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

NOTE H – SUBSEQUENT EVENTS

On November 4, 2002, FCE was redeemed approximately $4,000,000 of the Internally Owned Senior Notes. In an effort to assure that all Externally Owned Senior Notes are redeemed by the maturity date, FCE, through the Partnership’s general partner, FC-Granite, subsequently contributed the $4,000,000 to the Partnership as a capital contribution. (See Note B)

PART I – ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     The following discussion and analysis of Granite Development Partners, L.P. (“Partnership”), should be read in conjunction with the accompanying financial statements included herein as well as the audited financial statements and notes thereto as of and for the year ended December 31, 2001 contained in the Annual Report on Form 10-K.

Results of Operations

Overview

     The Partnership’s results of operations for the three and nine month periods ended September 30, 2002 and 2001 include the financial results, accounted for on the equity basis, of Eaton Estate Partnership (“Eaton”) and Silver Canyon Partnership (“SC Partnership”), the Partnership’s two joint ventures. The Partnership has four remaining wholly owned projects in inventory at September 30, 2002. Eaton recorded its final sales during 2001. Eaton will be dissolved in 2002 and all remaining cash will be distributed to the partners pursuant to the terms of the partnership agreement. The Partnership is the owner of Granite Silver Development Partners, L.P., the managing partner in SC Partnership. The only project owned by SC Partnership is Seven Hills, which is discussed in more detail below.

     For the three months ended September 30, 2002 and 2001, the Partnership reported net income of $2,624,426 and $873,641, respectively. The increase in net income is primarily the result of income from joint ventures of $3,028,846 for the three months ended September 30, 2002 versus $1,620,403 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, the Partnership reported net income of $1,313,198 and $1,607,723, respectively. The decrease in net income is primarily the result of income from joint ventures of $3,102,416 for the nine months ended September 30, 2002 versus $4,293,803 for the nine months ended September 30, 2001. This decrease was partially offset by interest expense of $2,404,260 for the nine months ended September 30, 2002 versus $2,900,033 for the nine months ended September 30, 2001 and margins on sales of $704,378 for the nine months ended September 30, 2002 versus $314,420 for the nine months ended September 30, 2001.

     The decrease in income from joint ventures is due primarily to decreased sales at the Seven Hills project in Henderson, Nevada. Decreased sales at the Seven Hills project is due to market fluctuations and a decrease in inventory.

Silver Canyon Partnership – Agreement (1999)

     During the second quarter of 1999, American Nevada Seven Hills Limited Partnership (“ANC”), the partner in SC Partnership responsible for the onsite improvements in the Seven Hills project, identified costs in excess of budget to complete the project. To minimize the impact of these excess costs, ANC and the Partnership entered into an agreement (“Agreement”) which modified certain terms of the Silver Canyon Partnership Agreement. The intent of the Agreement was to result in a more equitable sharing of excess costs by ANC and the Partnership to minimize the impact of the identified excess costs to complete the Seven Hills project and to preserve cash flow available to meet the partnership’s obligations. As of September 30, 2002, ANC has recovered the portion of its cash investment it was entitled to recover per the Agreement. As a result, pursuant to the provisions of this Agreement, the Partnership is entitled to receive all cash flow from SC Partnership until the Partnership has recovered its entire cash investment. After the Partnership has recovered its entire cash investment, ANC and the Partnership will share all remaining distributions equally.

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

Seven Hills — Gross Margins Fourth Quarter 2000 through September 30, 2002

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

     The 2002 and 2003 Seven Hills business plans continue to show remaining sales to be sufficient to recover estimated costs to complete resulting in an overall gross margin and were adjusted by management to include certain of the contingent project cost items that were reasonable to estimate and are reasonably probable to incur.

     During the fourth quarter of 2000 and up through September 30, 2002, a significant amount of speculation was eliminated relating to the pricing of estate lots. Strong sales of high-end estate lots at prices higher than those used in the preliminary business plan reduced the need to use a lowest-probable pricing scenario for estate lots. As a result, revised estimates were incorporated by management for pricing and potential future cost. This resulted in SC Partnership reporting gross margin beginning with sales in the fourth quarter of 2000. During the nine months ended September 30, 2002, $7,508,393 of gross margin was reported.

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

     In October 2002, SC Partnership reclaimed six lots when a customer defaulted on a note receivable of $2,200,000. The note receivable was due in September 2002, therefore, for the three and nine month periods ended September 30, 2002, SC Partnership wrote off the note receivable and related accrued interest of $98,427, recorded an increase in land and land improvements of $1,353,000 and a charge to cost of sales of $847,000. The customer forfeited a $550,000 deposit in connection with the default.

Comparisons – Results of Operations

     Sales of $1,242,750 in developed property were recorded for the nine months ended September 30, 2002 versus $536,250 for the nine months ended September 30, 2001. The Partnership recorded sales of $816,000 for the three months ended September 30, 2002 versus $341,000 for the three months ended September 30, 2001.

     As of October 31, 2002, 2 lots in the Solon Estates (Thornbury) subdivision in Solon, Ohio closed for $285,000, 12 lots in the Fairfax Meadows subdivision were under contract for $498,000, 1 lot in the Solon Estates (Thornbury) subdivision in Solon, Ohio was under contract for $137,000 and 1 lot in the Music Street subdivision in Newbury Township, Ohio was under contract for $56,000.

     Interest income totaled $77,741 for the nine months ended September 30, 2002 versus $102,299 for the nine months ended September 30, 2001. For the three months ended September 30, 2002 and 2001, interest income totaled $20,440 and $23,477, respectively. Interest income is comprised of interest earned on notes receivable from the sales of developed property and from the investment of proceeds from sales in short-term commercial paper. The decrease in interest income in fiscal 2002 is mainly due to a decrease in interest earned from the investment of proceeds from sales in short-term commercial paper.

     Interest expense totaled $2,404,260 for the nine months ended September 30, 2002 versus $2,900,033 for the nine months ended September 30, 2001. For the three months ended September 30, 2002 and 2001, interest expense totaled $802,623 and $941,006, respectively. Interest expense is comprised of interest accrued for senior notes. Interest accrued on the senior notes was $2,404,260 and $2,900,033 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in interest expense is due primarily to the decrease in the outstanding balance of the senior notes.

     Operating and other expenses totaled $88,569 for the nine months ended September 30, 2002 versus $153,440 for the nine months ended September 30, 2001. For the three months ended September 30, 2002 and 2001, operating expense totaled $42,701 and $40,311, respectively. Operating and other expenses are mainly comprised of legal fees, professional fees, title fees and escrow fees. Legal fees decreased from $82,731 for the nine months ended September 30, 2001 to $9,103 for the nine months ended September 30, 2002.

     Income from joint ventures was $3,102,416 for the nine months ended September 30, 2002 versus $4,293,803 for the nine months ended September 30, 2001. For the three months ended September 30, 2002 and 2001, the Partnership reported income from joint ventures of $3,028,846 versus $1,620,403, respectively. Income from joint ventures consists of income from SC Partnership and Eaton, both being recorded by the Partnership under the equity method. The decrease in joint venture income is due primarily to decreased sales at the Seven Hills project which is due to market fluctuations and a decrease in inventory.

     Eaton recorded its final sales during 2001. Eaton will be dissolved in 2002 and all remaining cash will be distributed to the partners pursuant to the terms of the partnership agreement.

     The SC Partnership reported sales of $13,868,875 for the nine months ended September 30, 2002, versus sales of $17,237,833 for the nine months ended September 30, 2001. As of October 31, 2002, 5 estate lots at the Seven Hills project in Henderson, Nevada were under contract for $860,500, and 5.8 acres of commercial property were under contract for $1,827,685.

Financial Condition and Liquidity

Outlook

     In February and July 2002, Forest City Enterprises, Inc., (“FCE”), the corporate parent of Sunrise, purchased $512,000 and $4,057,000, respectively, of the Partnership’s total outstanding senior notes payable (“Senior Notes”) from an independent third party. As of September 30, 2002, FCE owned $12,783,100 of the Partnership’s total outstanding Senior Notes. The notes owned by FCE are referred to as “Internally Owned Senior Notes”. The Senior Notes not owned by FCE are referred to as the “Externally Owned Senior Notes” and approximated $16,216,900 at September 30, 2002. On November 4, 2002, the Partnership repaid $9,000,000 in Senior Notes plus accrued interest to that date. Of the $9,000,000 repayment, approximately $4,000,000 reduced the Internally Owned Senior Notes and approximately $5,000,000 reduced the Externally Owned Senior Notes. As a result, as of November 14, 2002, the Internally Owned Senior Notes totaled approximately $8,783,100 and the Externally Owned Senior Notes totaled approximately $11,216,900. Currently available cash, along with projected available cash flow based upon the business plans of all of the Partnership’s properties including its equity method investments and partner contributions, appears to be sufficient to repay the Externally Owned Senior Notes by their stated maturity date of November 15, 2003.

     The following inventory remained at Seven Hills as of September 30, 2002:

•	5.8 commercial acres

•	38 residential “estate” or custom lots

     Commercial property in the area has sold in the $100,000 to $150,000 per acre range. Seven Hills commercial property sales at September 30, 2002 were approximately $134,000 per acre. The historical average sales price for estate lots through December 31, 2000 was approximately $259,000. In January 2001, Seven Hills released for sale the most desirable lots. As a result, the average sales price for all estate lots through September 30, 2002, increased to $279,000 based upon actual closings. The updated average sales price through September 30, 2002 for the most desirable estate lot parcels is $478,700. Based on this recent sales activity, management believes a reasonable average sales price for future estate lots is $369,000. There is no assurance that these average prices can be maintained.

     Management estimates that approximately $9,513,201 in costs remains to be spent to complete the Seven Hills project.

     The remaining inventory at Solon Estates (Thornbury) consists of 98 lots and 21 cluster units. The average price of lots sold through September 30, 2002 in this project was $131,000. Through September 30, 2002, 17 cluster units have sold for an average price of $92,000. Thirty-six lots are ready for sale and approximately $3,759,000 in costs remain to be incurred on the remaining 83 lots to complete the Thornbury project.

     The remaining inventory at Fairfax Meadows is 12 lots. The average price of lots sold through September 30, 2002 in this project is $42,000. Project construction is substantially complete.

     The Partnership maintains updated business plans for all of its properties. The Seven Hills business plan has been adjusted to reduce sales to management’s best estimate of sales, and to include potential costs that have not been included in the business plan (“Management Adjustments”). Currently available cash, along with projected available cash flow, based on these business plans and partner contributions, taking into consideration the Management Adjustments of the Seven Hills plan appears sufficient to repay the Externally Owned Senior Notes, including interest, by the maturity date of November 15, 2003. There would not be sufficient cash flow to fully retire the Internally Owned Senior Notes, retire the partner’s special units of $9,000,000, provide any return on the special units or make any payments to the Partnership’s limited partners. Based on current estimates, the shortfall to the Internally Owned Senior Notes would be approximately

$2,900,000 considering Management Adjustments of the Seven Hills plan, and approximately $723,000 if the Management Adjustments are not realized.

Cash Flows

     The net cash used in operating activities was $597,234 for the nine months ended September 30, 2002 versus $3,418,610 for the nine months ended September 30, 2001. The decrease in net cash used is primarily the result of an increase in land and land improvements of $465,923 for the nine months ended September 30, 2002 versus $1,999,053 for the nine months ended September 30, 2001, net operating income (defined as net income, amortization and income from joint ventures) of $1,772,553 for the nine months ended September 30, 2002 versus $2,669,916 for the nine months ended September 30, 2001, and a decrease in mortgage notes receivable of $851,563 for the nine months ended September 30, 2002 versus a decrease of $361,074 for the nine months ended September 30, 2001.

     Net cash provided by investing activities was $7,210,514 for the nine months ended September 30, 2002 versus $4,183,015 for the nine months ended September 30, 2001. The increase in funds provided was the result of an increase in repayment of advances to joint ventures. The increase in repayment of advances to joint ventures consists of loan repayments from SC Partnership.

     Net cash used in financing activities for the nine months ended September 30, 2002 was $4,944,309. During the nine months ended September 30, 2002, the Partnership redeemed $5,000,000 in Senior Notes and borrowed mortgage notes of $507,966 for expenditures at the Solon Estates (Thornbury) development, of which $452,275 was repaid. The net cash used in financing activities was $1,094,713 for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Partnership redeemed $2,000,000 in Senior Notes, borrowed mortgage notes of $940,638 and paid mortgage procurement costs of $35,351.

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

Subsequent Events

     On November 4, 2002, FCE was redeemed approximately $4,000,000 of the Internally Owned Senior Notes. In an effort to assure that all Externally Owned Senior Notes are redeemed by the maturity date, FCE, through the Partnership’s general partner, FC-Granite subsequently contributed the $4,000,000 to the Partnership as a capital contribution.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Management has and will continue to manage interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt to ensure that variable rate exposure is maintained at an acceptable level. The Partnership had $796,325 in variable rate debt outstanding at September 30, 2002 and $740,634 outstanding at December 31, 2001.

     The tables below provide information about the Partnership’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates.

At September 30, 2002	Expected Maturity Date

	2002	2003	Total	Fair Market Value

Fixed:

Senior notes	$9,000,000	$20,000,000	$29,000,000	$30,323,409

Stated interest rate	10.83%	10.83%	10.83%	—

Variable:

Variable rate mortgage debt	$796,325	$—	$796,325	$796,325

Stated interest rate (prime)	4.75%	—	4.75%	4.75%

Total debt	$9,796,325	$20,000,000	$29,796,325	$31,119,734

At December 31, 2001	Expected Maturity Date

	2002	2003	Total	Fair Market Value

Fixed:

Senior notes	$14,000,000	$20,000,000	$34,000,000	$36,558,411

Stated interest rate	10.83%	10.83%	10.83%	—

Variable:

Variable rate mortgage debt	$740,634	$—	$740,634	$740,634

Stated interest rate (prime)	4.75%	—	4.75%	4.75%

Total debt	$14,740,634	$20,000,000	$34,740,634	$37,299,045

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-Q, of the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended), the president and controller of the general partner of the Partnership have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

     (b) Changes in internal controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Partnership is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Partnership or its properties, which is reasonably likely to have a material adverse effect on the financial statements, liquidity or results of operations of the Partnership. The disclosure required by this item is incorporated by reference to Note G of the September 30, 2002 unaudited financial statements and management’s discussion and analysis of financial condition which appears in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits — None

(b)	No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Granite Development Partners, L.P.
(Registrant)

DATE:	November 14, 2002	/s/ Robert F. Monchein Robert F. Monchein President FC-Granite, the general partner of Granite Development Partners, L.P.

DATE:	November 14, 2002	/s/ Mark A. Ternes Mark A. Ternes Controller FC-Granite, the general partner of Granite Development Partners, L.P.

CERTIFICATION

I, Robert F. Monchein, certify that:

1.	I have reviewed this quarterly report for September 30, 2002 on Form 10-Q of Granite Development Partners, LP;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15D-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors or persons performing the equivalent function:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002 Date	/s/ Robert F. Monchein Robert F. Monchein President, FC-Granite, Inc. the general partner of Granite Development Partners, L.P.

CERTIFICATION

I, Mark A. Ternes, certify that:

1.	I have reviewed this quarterly report for September 30, 2002 on Form 10-Q of Granite Development Partners, LP;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15D-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors or persons performing the equivalent function:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002 Date	/s/ Mark A. Ternes Mark A. Ternes Controller, FC-Granite, Inc. the general partner of Granite Development Partners, L.P.